Form 10-Q
period 1994-12-31
SEEQ TECHNOLOGY INC
filed 1995-02-08
CIK 702756

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                     _________________________

                             FORM 10-Q
(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended DECEMBER 31, 1994

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ____ to____

                  Commission file number: 0-11778
                     _________________________

                   SEEQ TECHNOLOGY INCORPORATED
      (Exact name of registrant as specified in its charter)

             DELAWARE                       94-2711298
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)        Identification No.)

             _________________________

                       47131 BAYSIDE PARKWAY
                     FREMONT, CALIFORNIA 94538
                          (510) 226-7400
      (Address, including zip code, of Registrant's principal
executive offices and telephone number, including area code)

                   _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES ___X   NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      COMMON STOCK, $0.01 PAR VALUE         25,818,152
        (Class of common stock)       (Shares outstanding at

                                December 31, 1994)

_________________________________________________________________

                        Page 1 of 19 pages
                     Exhibit Index on page 16

                   SEEQ TECHNOLOGY INCORPORATED
                               INDEX

PART I.  FINANCIAL INFORMATION                             PAGE

Item 1.   Financial Statements

     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS -- Three
     Months Ended December 31, 1994 and 1993, unaudited . . . 2

     CONSOLIDATED CONDENSED BALANCE SHEETS -- December 31, 1994
     and September 30, 1994, unaudited. . . . . . . . . . . . 3

     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -- Three
     Months Ended December 31, 1994 and 1993, unaudited . . . 4

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
     unaudited. . . . . . . . . . . . . . . . . . . . . . . 5-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . .9-14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . .15-16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . .17-18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 19


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                    SEEQ TECHNOLOGY INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

       (In thousands, except per share amounts)

                  (Unaudited)



                                             Three months ended


                                               Dec. 31,   Dec. 31,
                                                 1994       1993
 Revenues                                       $6,180     $5,828
 Costs and expenses:
   Cost of revenues                              4,330      4,728
   Research and development                        836        740
   Marketing, and general and administrative       855      2,059
   Restructuring (benefit) and other, net         (285)         -

 Total costs and expenses                        5,736      7,527
     Income (loss) from operations                 444     (1,699)
Interest expense                                   (87)      (132)
Interest and other income, net                     142         46
   Income (loss) before income taxes               499     (1,785)
Provision for income taxes                          (5)        -
Net income (loss)                               $  494    $(1,785)
Net income (loss) per share                      $0.02     $(0.08)
Average common shares and equivalents           25,820     21,803
  outstanding

     See notes to consolidated condensed financial statements

                              SEEQ TECHNOLOGY INCORPORATED
                          CONSOLIDATED CONDENSED BALANCE SHEETS

                    (In thousands, except per share amounts)

                                (Unaudited)


                                              Dec. 31,  Sept. 30,
                                                1994      1994

    Assets

Current assets:
  Cash and cash equivalents                     $1,713    $2,253
  Restricted cash                                3,000     3,000
  Accounts receivable, less allowances           4,519     3,254
  Inventories                                    3,210     2,138
  Other current assets                             950       950
     Total current assets                       13,392    11,595
Property and equipment, at cost                  9,382    11,214
Less: Accumulated depreciation and amortization (8,211)   (9,915)
        Property and equipment, net              1,171     1,299
Other assets                                     4,189     4,413
Total assets                                   $18,752   $17,307

          Liabilities and Stockholders' Equity
Current liabilities:
   Note payable to bank                         $3,000    $3,000
   Current portion of long-term obligations        526       892
   Accounts payable                              5,126     3,185
   Accrued salaries, wages and employee benefits   822       786
   Other accrued liabilities                     3,089     2,824
      Total current liabilities                 12,563    10,687
Long-term obligations                            1,621     2,564
Stockholders' equity:
   Common stock, $0.01 par value; 40,000,000
     shares authorized, 25,818,152 and 25,799,535
     shares outstanding                            258       258
   Additional paid-in capital                  117,529   117,511
Accumulated deficit                           (113,219) (113,713)
   Total stockholders' equity                    4,568     4,056
Total liabilities and stockholders' equity     $18,752   $17,307

     See notes to consolidated condensed financial statements

                     SEEQ TECHNOLOGY INCORPORATED
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Increase/(Decrease) in cash and cash equivalents, in thousands)

                         (Unadited)


                                             Three months ended
                                             Dec. 31,   Dec. 31,
                                               1994      1993
Cash flows from operating activities:
  Net income (loss)                           $ 494    $(1,785)
Adjustments to reconcile net income
  (loss) to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                 184        395
  Provision (benefit) for restructuring        (285)         -
  (Gain) on equipment disposal                  (32)         -
  Forgiveness of officer loans                    -         88
Changes in assets and liabilities:
   Accounts receivable                       (1,265)     1,144
   Inventories                               (1,072)      (633)
   Other current assets                          -         113
   Other assets                                 224        141
   Accounts payable                           1,941       (216)
   Accrued salaries, wages and employee
      benefits                                   36        (58)
   Other accrued liabilities                   (292)        18
   Other long-term obligations                 (349)        14
      Net cash (used for) operating
       activities                              (416)      (809)
Cash flows from investing activities:
   Capital expenditures, net                    (57)      (207)
   Proceeds on disposal of equipment             33          -
      Net cash (used for) investing activities  (24)      (207)
Cash flows from financing activities:
   Short-term borrowings                          -        989
   Payments of capital lease obligations       (118)      (403)
   Proceeds from issuance of stock               18        321
      Net cash provided by (used for)
        financing activities                   (100)       907
Net income (decrease) in cash and cash
  equivalents                                  (540)      (109)
Cash and cash equivalents at beginning of
   period                                     2,253        774
Cash and cash equivalents at end of period   $1,713       $665

Supplemental disclosure of cash flow information
 Cash paid during the period for interest      $ 102      $121

     See notes to consolidated condensed financial statements

                   SEEQ TECHNOLOGY INCORPORATED
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   (UNAUDITED)

1.   Quarterly Data

     The unaudited consolidated condensed interim financial statements included herein have been prepared by SEEQ Technology Incorporated ("SEEQ" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for those adjustments related to certain restructuring and other expenses) necessary to present fairly the financial position and results of operations as of and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

     For purposes of presentation, the Company has indicated its fiscal quarters as ending on December 31, March 31, June 30 and September 30; whereas, in fact, the Company operates on a 52/53-week fiscal year ending on the last Sunday in September of each year. The fiscal quarter ends are actually December 25, March 26, June 25 and September 24 for fiscal 1995 and December 26, March 27, June 26, and September 25 for fiscal 1994.

     The accompanying consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1994.

     The results of operations for the three months ended
December 31, 1994 are not necessarily indicative of the results expected for the year ending September 30, 1995.

2.   Balance Sheet Detail

     The following tables set forth the inventories and property and equipment during the periods indicated:

                                          Dec. 31,   Sep. 30,
                                            1994       1994
                                             (in thousands)
Inventories:
   Raw material                           $    82     $  928
   Work in process                          2,027      1,162
   Finished goods                           1,101         48
     Total inventories                     $3,210     $2,138

Property and equipment:
   Machinery and equipment                 $6,586     $6,795
   Furniture and fixtures                   2,601      4,224
   Leasehold improvements                     195        195
     Total property and equipment, at cost  9,382     11,214
   Less: Accumulated depreciation and
     amortization                          (8,211)    (9,915)
     Total property and equipment, net     $1,171     $1,299

3.   Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common equivalent shares outstanding. Dilutive common equivalent shares include stock options and warrants using the treasury stock method.

Common equivalent shares that result from the assumed exercise of stock options and warrants were not included in the calculation of net loss per share since their effect is antidilutive.

4.   Sale of EEPROM Assets and Seeq Common Stock to Atmel

     Pursuant to the Asset Purchase Agreement dated February 7, 1994 (the "Asset Purchase Agreement"), by and between SEEQ and Atmel Corporation ("Atmel"), Atmel purchased the assets of SEEQ related to its electrically erasable programmable read-only memory ("EEPROM") products (the "EEPROM Asset Sale"). Under the terms of the Asset Purchase Agreement, Atmel acquired all of SEEQ's rights in assets related to SEEQ's EEPROM products, including intellectual property, equipment, inventory and a portion of the accounts receivable. The purchase price for such assets consisted of 135,593 shares of Atmel's common stock and $481,632 in cash. In addition, Atmel assumed certain liabilities under equipment leases for equipment used in producing EEPROM products.

     During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel common stock it received in the EEPROM Asset Sale for total proceeds of $5,593,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale is currently on deposit in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, containing $600,000 (recorded as other current assets), is subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. SEEQ notified Atmel that it disagreed with the claim. On January 30, 1995, the Company entered into an agreement with Atmel to settle Atmel's claim. Under this agreement, out of the $600,000 in the escrow account, $250,000 has been distributed to Atmel and the remaining $350,000 has been distributed to SEEQ. All interest earned on the funds in such escrow account has been distributed proportionately between SEEQ and Atmel. The second escrow account, which originally contained $4,405,859 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, $300,000 was distributed to SEEQ from the second escrow account, leaving $4,105,859 on deposit therein. Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("Hualon"), one of SEEQ's former foundries and joint development partners, that SEEQ previously granted Hualon certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.


5.   Restructurings

     In fiscal 1992, the Company entered into a wafer fabrication foundry agreement with International Microelectronics Products, Inc. ("IMP") which allows the Company to perform all of its pre-production and process development activities at outside foundries.

As a result of the IMP agreement, the Company made a decision to completely phase out its fabrication operations and close its wafer manufacturing facility. In fiscal

1993, certain litigation arose as a result of the Company's decision to abandon its fabrication facility and the Company recorded a reserve to offset its exposure. See
"Business-Litigation."

     As more fully described in note 4, during the quarter ended
March 31, 1994, the Company sold its assets related to its EEPROM products to Atmel in the EEPROM Asset Sale.

     In connection with the EEPROM Asset Sale and the Company's decision in the second quarter of fiscal 1994 to discontinue its end-user Ethernet adapter board product line, the Company adopted a restructuring plan. The following table summarizes the activities under this restructuring plan during the quarter ended December 31, 1994 (in thousands):

                                                      Increase/(Decrease)

                                                                   Utilization
                                        Reserve at                 of Reserve/        Reserve at
                                          Sep. 30,     Change in   Payments made       Dec. 31,
                                            1994       Estimate    in the Period         1994
Facility lease, inventory and other
equipment costs                           $ (616)        $ --         $ (32)           $ (648)
EEPROM Asset Sales restructuring:
     EEPROM Asset Sale                       (55)        (195)           --              (250)
     Excess facilities                    (2,534)         842           663            (1,029)
     Discontinued inventories               (150)          --            17              (133)
     Other costs                            (292)        (329)           47              (574)
                                          (3,031)         318           727            (1,986)
End-user Ethernet adapter board
products write-off:
     Other costs                              --          (33)          --                (33)
      Total                              $(3,647)       $ 285         $ 695           $(2,667)


     Facility Lease, Inventory and Other Equipment Costs

     In the first quarter of fiscal 1995, the Company sold $32,000 of equipment that had been previously written off.

     EEPROM Asset Sale Restructuring

     In connection with the EEPROM Asset Sale, the Company incurred certain restructuring costs or realized certain benefits during the first quarter of fiscal 1995 as follows:

     EEPROM Asset Sale. On January 30, 1995, the Company and Atmel entered into a settlement agreement to settle Atmel's claims made against the $600,000 escrow previously established. Under the settlement agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. As a result, the Company recorded $195,000 charge.

     Excess facilities. The Company determined that its current headquarters' office and manufacturing space was substantially in excess of the facilities necessary to operate the Company's continuing business. Since the Company occupies these facilities under a lease with a remaining term of approximately eight years, the Company decided to sublease its facilities for the remaining term of the lease. The Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under a sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations are currently located at a higher rental rate than previously estimated, and as a result recorded an $842,000 reduction to its restructuring reserves. The Company also recorded $663,000 of facility lease payments and broker fees in connection with the sublease.

     Discontinued inventories.  As a result of the EEPROM Asset
Sale, the Company discontinued certain inventories, and, in the first quarter of fiscal 1995, the Company paid $17,000 to a foundry for inventories.

     Other costs. The Company recorded other costs, primarily reflecting anticipated legal fees in connection with the litigation against Hualon. The Company also recorded $47,000 of payments to an outside foundry for memory product process development and lease payments for certain equipment related to EEPROM products.

     End-user Ethernet Adapter Board Products Write-off

     During the quarter ended March 31, 1994, the Company discontinued its end-user Ethernet adapter board product line, and recorded restructuring costs during the first quarter of fiscal
1995 as follows:

     Other costs. The Company recorded as other costs a reserve of $33,000 reflecting the settlement of certain litigation relating to end-user Ethernet adapter board products.

ITEM 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion should be read in conjunction with the Quarterly Financial Information and Notes thereto and the SEEQ Technology Incorporated Annual Report and Form 10-K for the fiscal year ended September 30, 1994.

Overview

     During the second quarter of fiscal 1994, the Company sold its assets related to its electrically erasable programmable read-only memory ("EEPROM") products (the "EEPROM Asset Sale") to Atmel Corporation ("Atmel"). Under the terms of the Asset Purchase Agreement dated February 7, 1994 between SEEQ and Atmel, Atmel acquired all rights in SEEQ's assets related to EEPROM products, including intellectual property, equipment, inventory and a portion of the accounts receivable. The purchase price for such assets consisted of 135,593 shares of Atmel's common stock and $481,632 in cash. In addition, Atmel assumed certain liabilities under equipment leases for equipment used in producing EEPROM products.

     During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel common stock it received in the EEPROM Asset Sale for total proceeds of $5,593,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale is currently on deposit in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, containing $600,000 (recorded as other current assets), is subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. SEEQ notified Atmel that it disagreed with the claim. On January 30, 1995, the Company entered into an agreement with Atmel to settle Atmel's claim. Under this agreement, out of the $600,000 in the escrow account, $250,000 has been distributed to Atmel and the remaining $350,000 has been distributed to SEEQ. All interest earned on the funds in such escrow account has been distributed proportionately between SEEQ and Atmel. The second escrow account, which originally contained $4,405,859 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, $300,000 was distributed to SEEQ from the second escrow account, leaving $4,105,859 on deposit therein. Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("Hualon"), one of SEEQ's former foundries and joint development partners, that SEEQ previously granted Hualon certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

     In connection with the EEPROM Asset Sale and the Company's decision in the second quarter of fiscal 1994 to discontinue its end-user Ethernet adapter board product line, the Company adopted a restructuring plan. The following table summarizes the activities under this restructuring plan during the quarter ended December 31, 1994 (in thousands):

                                                      Increase/(Decrease)

                                                                   Utilization
                                        Reserve at                 of Reserve/        Reserve at
                                          Sep. 30,     Change in   Payments made       Dec. 31,
                                            1994       Estimate    in the Period         1994
Facility lease, inventory and other
equipment costs                           $ (616)        $ --         $ (32)           $ (648)
EEPROM Asset Sales restructuring:
     EEPROM Asset Sale                       (55)        (195)           --              (250)
     Excess facilities                    (2,534)         842           663            (1,029)
     Discontinued inventories               (150)          --            17              (133)
     Other costs                            (292)        (329)           47              (574)
                                          (3,031)         318           727            (1,986)
End-user Ethernet adapter board
products write-off:
     Other costs                              --          (33)          --                (33)
      Total                              $(3,647)       $ 285         $ 695           $(2,667)


     Facility Lease, Inventory and Other Equipment Costs

     In the first quarter of fiscal 1995, the Company sold $32,000 of equipment that had been previously written off.

     EEPROM Asset Sale Restructuring

     In connection with the EEPROM Asset Sale, the Company incurred certain restructuring costs or realized certain benefits during the first quarter of fiscal 1995 as follows:

     EEPROM Asset Sale. On January 30, 1995, the Company and Atmel entered into a settlement agreement to settle Atmel's claims made against the $600,000 escrow previously established. Under the settlement agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. As a result, the Company recorded $195,000 charge.

     Excess facilities. The Company determined that its current headquarters' office and manufacturing space was substantially in excess of the facilities necessary to operate the Company's continuing business. Since the Company occupies these facilities under a lease with a remaining term of approximately eight years, the Company decided to sublease its facilities for the remaining term of the lease. The Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under a sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations are currently located at a higher rental rate than previously estimated, and as a result recorded an $842,000 reduction to its restructuring reserves. The Company also recorded $663,000 of facility lease payments and broker fees in connection with the sublease.

     Discontinued inventories.  As a result of the EEPROM Asset
Sale, the Company discontinued certain inventories, and, in the first quarter of fiscal 1995, the Company paid $17,000 to a foundry for inventories.

     Other costs. The Company recorded other costs, primarily reflecting anticipated legal fees in connection with the litigation against Hualon. The Company also recorded $47,000 of payments to an outside foundry for memory product process development and lease payments for certain equipment related to EEPROM products.

     End-user Ethernet Adapter Board Products Write-off

     During the quarter ended March 31, 1994, the Company discontinued its end-user Ethernet adapter board product line, and recorded restructuring costs during the first quarter of fiscal
1995 as follows:

     Other costs. The Company recorded as other costs a reserve of $33,000 reflecting the settlement of certain litigation relating to end-user Ethernet adapter board products.


Results of Operations

Revenues

     The Company's revenues for the first quarter of fiscal 1995 were $6,180,000, an increase of 6% from $5,828,000 for the first quarter of fiscal 1994. Since the EEPROM Asset Sale on February 7, 1994, the Company has derived its sales exclusively from the sale of data communication products. Consequently, there were no EEPROM sales for the first quarter of fiscal 1995 compared to EEPROM sales of $2,433,000 for the first quarter of fiscal 1994. Local area network ("LAN") integrated circuit product sales increased $818,000, or 25%, to $4,055,000 for the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994 due to a 41% increase in unit sales volumes, partially offset by an 11% decrease in average selling prices. LAN subsystem product sales were $2,125,000 for the first quarter of fiscal 1995 as compared to $129,000 for the first quarter of fiscal 1994. The increase in LAN subsystem product sales for the first quarter of fiscal 1995 was due solely to shipments of proprietary transceiver products to Apple Computer, which began in March 1994. The Company has been notified by Apple Computer that orders for the proprietary transceiver products will cease in the second quarter of fiscal 1995 as Apple Computer begins manufacturing of its internally developed product. The Company is actively marketing its LAN integrated circuits to Apple Computer for the transceiver products and other data communication applications. The proprietary transceiver product sales to Apple Computer represented 34% of the Company's revenues for the first quarter of fiscal 1995. Although the Company believes that it will be able to substantially replace such sales with sales of LAN integrated circuits to Apple Computer, additional sales of the Company's existing product line to other customers, and sales of new products, there can be no assurance that the Company will be successful in doing so.

Gross Margins

     Gross margins increased for the first quarter of fiscal 1995 to 33% as compared to 19% for the first quarter of fiscal 1994.
The improvement in margins primarily reflects the change in product mix, as the Company's revenues were attributable to sales of LAN products during the first quarter of fiscal 1995 as compared to a combination of both LAN and memory products sold during the first quarter of fiscal 1994. As a result of the EEPROM Asset Sale in the second quarter of fiscal 1994, the Company substantially reduced its work force, reduced its facility requirements and eliminated its lower margin products during the second quarter of fiscal 1994. The effect of these actions contributed to improved economies of scale. Gross margins in future periods will be affected primarily by sales levels and product mix, average selling prices, wafer yields, the introduction of new products and improvements in manufacturing costs.

Research and Development

     Research and development expenditures for the first quarter of fiscal 1995 increased $96,000, or 13%, to $836,000 due primarily to engineering materials and contracting expenses associated with the development of the Company's next generations of LAN integrated circuits (Fast Ethernet and Asynchronous Transfer Mode), partially offset by lower payroll costs as a result of the termination of personnel associated with EEPROM products from the EEPROM Asset Sale. As a percentage of revenues, research and development expenditures were 14% for the first quarter of fiscal 1995 compared to 13% for the first quarter of fiscal 1994. The Company anticipates that the dollar amount of its research and development expenditures will be slightly higher in future periods as a result of increased development efforts on new LAN products.

Marketing, General and Administrative Expenses

     Marketing, general and administrative expenses for the first quarter of fiscal 1995 decreased $1,204,000, or 58%, to $855,000 from the first quarter of fiscal 1994. This decrease was attributable primarily to a decrease in payroll, selling and administrative expenses after the Company substantially reduced its work force and terminated operations of sales offices no longer needed after the EEPROM Asset Sale. As a percentage of revenues, marketing, general and administrative expenses were 14% for the first quarter of fiscal 1995 compared to 35% for the first quarter of fiscal 1994. The Company anticipates that the dollar amount of its marketing, general and administrative expenses will remain fairly constant in the near future as increased marketing expenses associated with the next generations of LAN integrated circuits is offset with continued efforts to reduce general and administrative expenses.

Interest Expense

     Interest expense has resulted primarily from borrowings under the Company's credit facility and from leases of capitalized equipment.

Income Taxes

     The Company's estimated effective income tax rate for 1995 is 2%. The estimated effective income tax rate for 1995 is based on utilization of available net operating loss carryforwards and tax credits, offset by the alternative minimum tax. The Company did not record an income tax expense in 1994 due to the operating loss for the year.

Factors Affecting Future Operating Results

     The semiconductor industry is highly cyclical. The industry is characterized by rapid technological change, fluctuations in end-user demand and price erosion. Accordingly, a particular company's operating results may be affected not only by industry-wide demand, but also by timely introduction of new products, market acceptance of competitive products, price competition and the distribution channels for its products. The Company's future quarterly operating results may also fluctuate as a result of other Company specific factors, such as price competition for mature products, growth of the Ethernet LAN segment of the electronics market and acceptance of the Company's newly introduced products for that market segment, variation in manufacturing yields for its products, significant expenditures for new products and process development, and dependence on certain customer product shipment demands. With specific reference to customer product shipment demands, the increase in LAN subsystem product sales for the first quarter of fiscal 1995 was primarily due solely to shipments of proprietary transceiver products to Apple Computer which began in March 1994. The Company has been notified by Apple Computer that orders for the proprietary transceiver products will cease in the second quarter of fiscal 1995 as Apple Computer begins manufacturing of its internally developed product. The

Company is actively marketing its LAN integrated circuits to Apple Computer for the transceiver products and other data communication applications. The proprietary transceiver products shipments represented 34% of the Company's revenues for the first quarter of fiscal 1995. The Company cannot predict the long-term future requirements of this customer with any degree of certainty. Due to the foregoing and other factors, past results may not be indicative of future results.

     In addition, the securities of many high-technology companies have historically been subject to extreme price and volume fluctuations. The Company may be subject to these same fluctuations which may adversely affect the market price of the Company's common stock.

Liquidity and Capital Resources

     The Company has financed its operations and met its capital requirements through cash provided by operations, private and public placements of equity and debt securities, capital leases and bank lines of credit.

     Management believes that existing sources of liquidity, anticipated cash flow from operations, and borrowings under the Company's credit facility will be adequate to satisfy its projected working capital expenditures at least through the end of fiscal 1995. However, there can be no assurance that the Company will have adequate resources to satisfy such requirements. It may become necessary for the Company to raise additional funds from debt and/or equity financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all.

     The Company's cash and cash equivalents balance decreased from $2,253,000 as of September 30, 1994 to $1,713,000 as of December
31, 1994, primarily from cash used for operating activities and for payments on capital lease obligations.

     In connection with the EEPROM Asset Sale, the Company received $4,917,000 in proceeds from the issuance and sale of its common stock to Atmel. In November 1993, the Company entered into a two-year line of credit agreement with The CIT Group. Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal 1994 it used cash resources to reduce its effective short-term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit. The revolving credit facility is secured by the assets of the Company and requires the Company to maintain certain restrictive and financial covenants, including covenants requiring the Company to maintain working capital of $750,000 and a net worth of $3,000,000, and prohibiting the Company from incurring or agreeing to incur capital expenditures of in excess of $1,200,000 in any fiscal year. The Company is currently in compliance with such covenants. Interest on borrowings is payable at the lender's reference prime rate plus 2.25% per annum, with a minimum quarterly interest charge based on average borrowings of $3,000,000, and is payable monthly. The credit facility has an initial term of two years and is subject to renewal thereafter.

Operating Activities

     Cash flows used for operating activities for the first quarter of fiscal 1995 were $416,000 compared to $809,000 for the first quarter of fiscal 1994. The decrease in cash flows used by operating activities was due primarily to the profits generated by the Company in the first quarter of fiscal 1995 as compared to the loss incurred in the first quarter of fiscal 1994.

Investing Activities

     Cash flows used for investing activities for the first quarter of fiscal 1995 were $24,000, reflecting cash invested in property and equipment acquisitions of $57,000, partially offset by cash provided by proceeds on disposal of equipment of $33,000. Cash flows used for investing activities for the first quarter of fiscal 1994 were $207,000 for property and equipment acquisitions. The Company anticipates an increase in capital expenditures in future periods associated with test operations and its research and development activities.

Financing Activities

     Cash flows used for financing activities for the first quarter of fiscal 1995 were $100,000 compared to cash flows provided by financing activities of $907,000 for the first quarter of fiscal 1994. During the first quarter of fiscal 1995, the Company made payments on capital lease obligations totalling $118,000, offset partially by proceeds of $18,000 from the issuance of stock pursuant to the exercise of stock options. During the first quarter of fiscal 1994 cash flows provided by financing activities included an increase of $989,000 in short-term borrowings under a bank line of credit with The CIT Group and proceeds from issuance of stock of $321,000. The Company also made payments on capital lease obligations totaling $403,000 during the first quarter of fiscal 1994.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

     On March 30, 1994, the Company filed a lawsuit in the United States District Court for the Northern District of California against Hualon Microelectronics Corporation, one of the Company's former foundries and joint development partners. In the lawsuit, the Company originally sought injunctive relief from the court to prevent Hualon from using certain of the nonvolatile memory technology sold by the Company to Atmel pursuant to the Asset Purchase Agreement, to which Hualon has asserted certain license rights under an alleged license agreement. In response to the Company's claims, Hualon asserted affirmative defenses and counterclaims seeking a declaration by the court that the alleged license agreement is valid and seeking specific performance of the alleged license agreement and other agreements previously entered into by the two parties. Hualon filed a motion for summary judgment and the Company's initial claim was subsequently dismissed by the court. Hualon has subsequently amended its counterclaims to include additional claims in the proceeding, including claims for damages for breach of, and for money owed pursuant to, other agreements between the Company and Hualon. The Company has subsequently amended its original complaint to include a number of additional claims against Hualon, including claims for damages for breach of, and for money owed pursuant to, such other agreements. Under the terms of one of the escrow agreements entered into with Atmel in connection with the EEPROM Asset Sale, under which $4,029,000 is currently on deposit in escrow, the Company will be entitled to receive such funds if it is determined that the alleged license agreement is invalid, or, if no such determination is made, to the extent that any claims made by Atmel that Atmel has suffered damages as a result of the alleged license agreement are unsuccessful, if Atmel fails to make a claim to such funds by February 1999, or as otherwise agreed by the Company and Atmel.
The Company intends to vigorously prosecute its claims in this lawsuit and to defend the claims made by Hualon. The Company believes that its claims and defenses in this lawsuit are meritorious. However, there can be no assurance as to the possible outcome of this proceeding. In the event that the Company is not successful in invalidating the alleged license agreement, Atmel may assert a claim against the Company under the Asset Purchase Agreement, including a claim for damages, if suffered by Atmel as a result of Hualon's use of any of such technology, and, in the event any such claim by Atmel is determined to be valid, Atmel may recover any such damages from the escrow described above. The Company believes that, in the event of any claim by Atmel, the amount of damages that may be payable by the Company upon a resolution thereof will not have a material adverse effect on the Company's cash flow, financial position or results of operations. However, there can be no assurance as to such matters.

     On September 4, 1992, an action was filed against the Company by GOCO Realty Fund I, a previous landlord, for rent and damages under a lease of the premises previously occupied by the Company. The Company vacated the premises in July 1992. The claims asserted in this action were subsequently assigned to Brazos Partners L.P. ("Brazos"). In the action, plaintiff is seeking rent through the original expiration date of the lease, which was September 9, 1994.

The lease provided for monthly rental payments of $106,142 from July 1992 through September 1992, $111,449 from October 1992 through September 1993 and $117,021 from October 1993 through September 1994. In addition, plaintiff is seeking certain additional rent and specified damages and costs, including attorneys' fees and court costs incurred in the litigation. In April 1994, the Company proposed a settlement of this action, and Brazos indicated such a settlement would be acceptable to Brazos. The terms of the settlement would provide for the payment by the Company of $37,500, the issuance by the Company to Brazos of 375,000 shares of its common stock, and the assignment by the Company to plaintiff of a $360,000 promissory note and the $75,000 security deposit on such premises which are both currently due to the Company. Since April 1994, the Company has been in the process of preparing the final settlement agreement and registering the Shares under the Securities Act. In November 1994, Brazos filed an additional lawsuit against the Company alleging that Brazos has incurred certain damages because the Company and Brazos have not yet entered into a final settlement agreement. The Company believes that this additional lawsuit is without merit. Promptly following the date of this Prospectus, the Company plans to enter into a final settlement of the litigation with Brazos. Upon the execution of the settlement agreement and the fulfillment of the terms thereof, all such actions and related claims against the Company will be dismissed. The Company believes that a settlement agreement containing such terms will be executed and that the terms of such settlement agreement will be fulfilled by the Company. In the event that such a settlement agreement were not executed or the terms of such settlement agreement were not fulfilled by the Company, these actions would proceed and, in the event the Company were not successful in these actions and it were determined that the plaintiff is entitled to recover damages from the Company, the Company's results of operations and financial conditions would be materially and adversely affected.

     In addition, SEEQ is involved in certain other routine litigation in the ordinary course of its business. SEEQ is not involved in any legal proceedings which it believes will have a material adverse effect on its financial position or results of operations.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Form of Indemnification Agreement with Directors and
Officers (incorporated herein by reference to Registrant's Form 8-B filed on June 2, 1987).

     10.2 Executive Compensation Plans and Arrangements.

     10.2.1    Restated Periodic Purchase Plan, as amended
(incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

     10.2.2    Notice of Periodic Purchase Plan Offerings
(incorporated herein by reference to Registrant's Form S-8
Registration Statement (Registration No. 33-27419) filed on March
7, 1989).

     10.2.3    Restated 1982 Stock Option Plan, as amended
(incorporated herein by reference to Registrant's Form S-8
Registration Statement (Registration No. 33-6544) filed on July 2,
1993).

     10.2.4    1989 Non-Employee Director Stock Option Plan
(incorporated herein by reference to Registrant's Form S-8
Registration Statement (Registration No. 33-35838) filed on July
11, 1990).

     10.2.5    Kodiak Technology Incorporated 1989 Stock Option
Plan, and related Stock Option and Stock Purchase Agreements
(incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989).

     10.2.6 Separation Agreement dated as of October 1, 1993, between the Company and J. Daniel McCranie.

     10.2.7 Separation Agreement dated as of March 4, 1994, between the Company and Michael E. Villott.

     10.3 Build to Suit Lease dated as of October 15, 1982, as amended ("1982 Lease"), between the Company and David W. Mariani Investment Partnership dba Mariani Financial Co. (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1986).

     10.4 Stock Purchase Agreement dated as of July 16, 1990 between the Company and Hualon Microelectronics Corporation
(incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1990).

     10.5 Technology Transfer and Foundry Agreement dated as of July 16, 1990 between the Company and Hualon Microelectronics Corporation (subject to confidential treatment) (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1990).

     10.6 Business Loan Agreement with Silicon Valley Bank dated as of August 2, 1991 (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
1991).

     10.7 Amendment to Business Loan Agreement with Silicon Valley Bank as of February 24, 1993 (incorporated herein by reference to Registrant's Registration Statement on Form S-1 (Registration No.
33-47985)).

     10.8 Warrant Purchase Agreement dated as of August 2, 1991 with Silicon Valley Bank and warrant issued pursuant thereto
(incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

     10.9 Foundry Agreement dated as of November 15, 1991 between the Company and International Microelectronic Products Inc.
(subject to request for confidential treatment) (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

     10.10     Loan and Security Agreement with CIT Group/Credit
Finance, Inc. dated November 22, 1993 (incorporated by reference herein to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

     10.11 Warrant Agreement dated January 29, 1992 between the Company and certain stockholders (incorporated by reference herein to Registrant's Registration Statement on Form S-1 (Registration
No. 33-64822)).

     10.12     Warrant Agreement dated April 27, 1993 between the
Company and certain stockholders (incorporated by reference herein to Registrant's Registration Statement on Form S-1 (Registration
No. 33-64822)).

     10.13 Form of Warrant issued by the Company to certain stockholders on July 30, 1993 (incorporated by reference herein to Registrant's Registration Statement on Form S-1 (Registration No.
33-64822)).

     10.14 Stock Purchase Agreement and Exhibits thereto dated January 10, 1992 between the Company and certain stockholders
(incorporated by reference herein to Registrant's Registration
Statement on Form S-1 (Registration No. 33-64822)).

     10.15 Asset Purchase Agreement dated February 7, 1994 between the Company and Atmel Corporation (incorporated by reference to the Company's Form 8-K dated February 7, 1994).

     10.16 Stock Purchase Agreement dated February 7, 1994 between the Company and Atmel Corporation (incorporated by reference to the Company's Form 8-K dated February 7, 1994).

     10.17 Escrow Agreement dated February 7, 1994 between the Company, Atmel Corporation and Wilson, Sonsini, Goodrich & Rosati, P.C. (incorporated by reference to the Company's Form 8-K dated
February 7, 1994).

     10.18     Escrow Agreement dated April 14, 1994 between the
Company, Atmel and Bank of America NT&SA (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994).

     27.1      Financial Data Schedule

(b)  Reports on Form 8-K. None

                            SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SEEQ TECHNOLOGY INCORPORATED
                              (Registrant)



Dated: February 6, 1995       By: Phillip J. Salsbury
                              _____________________________________

                              Phillip J. Salsbury
                              President and Chief Executive Officer




Dated: February 6, 1995       By: Ralph J. Harms
                              ____________________________________

                              Ralph J. Harms
                              Vice President, Finance and
                              Administration, Chief
                              Financial Officer and Secretary