Form 10-Q/A
period 1994-12-31
SEEQ TECHNOLOGY INC
filed 1995-02-22
CIK 702756

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended DECEMBER 31, 1994

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


                             47200 BAYSIDE PARKWAY
                           FREMONT, CALIFORNIA 94538
                                 (510) 226-7400
            (Address, including zip code, of Registrant's principal
          executive offices and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X     NO_______

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

                          SEEQ TECHNOLOGY INCORPORATED
                                     INDEX



PART I.  FINANCIAL INFORMATION                                                                 PAGE
- ------------------------------                                                                 ----
Item 1.  Financial Statements

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS -- Three Months Ended
         December 31, 1994 and 1993, unaudited . . . . . . . . . . . . . . . . . . . . . . .      2

         CONSOLIDATED CONDENSED BALANCE SHEETS -- December 31, 1994 and
         September 30, 1994, unaudited . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -- Three Months Ended
         December 31, 1994 and 1993, unaudited . . . . . . . . . . . . . . . . . . . . . . .      4

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, unaudited . . . . . . . . . .    5-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9-14

PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15-16

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .  16-18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19
- ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEEQ TECHNOLOGY INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                                                    Three months ended
                                                                             ---------------------------------
                                                                                Dec. 31,            Dec. 31,
                                                                                  1994                1993
                                                                             --------------     --------------
Revenues                                                                        $  6,180            $ 5,828
                                                                                --------            -------
Costs and expenses:
    Cost of revenues                                                               4,330              4,728
    Research and development                                                         836                740
    Marketing, and general and administrative                                        855              2,059
    Restructuring (benefit) and other, net                                          (285)                --
                                                                                --------            -------
      Total costs and expenses                                                     5,736              7,527
                                                                                --------            -------
        Income (loss) from operations                                                444             (1,699)
Interest expense                                                                     (87)              (132)
Interest and other income, net                                                       142                 46
                                                                                --------            -------
        Income (loss) before income taxes                                            499             (1,785)
Provision for income taxes                                                            (5)                --
                                                                                --------            -------
Net income (loss)                                                               $    494            $(1,785)
                                                                                ========            =======
Net income (loss) per share                                                        $0.02             $(0.08)
                                                                                ========            =======
Average common shares and equivalents outstanding                                 25,820             21,803
                                                                                ========            =======





           See notes to consolidated condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                                Dec. 31,           Sept. 30,
                                                                                  1994                1994
                                                                             --------------     --------------
                  Assets
                  ------

Current assets:
    Cash and cash equivalents                                                   $  1,713           $  2,253
    Restricted cash                                                                3,000              3,000
    Accounts receivable, less allowances                                           4,519              3,254
    Inventories                                                                    3,210              2,138
    Other current assets                                                             950                950
                                                                                --------           --------
       Total current assets                                                       13,392             11,595
                                                                                --------           --------
Property and equipment, at cost                                                    9,382             11,214
Less: Accumulated depreciation and amortization                                   (8,211)            (9,915)
                                                                                --------            -------
       Property and equipment, net                                                 1,171              1,299
Other assets                                                                       4,189              4,413
                                                                                --------           --------
Total assets                                                                    $ 18,752           $ 17,307
                                                                                ========           ========

                 Liabilities and Stockholders' Equity
                 ------------------------------------
Current liabilities:
    Note payable to bank                                                        $  3,000           $  3,000
    Current portion of long-term obligations                                         526                892
    Accounts payable                                                               5,126              3,185
    Accrued salaries, wages and employee benefits                                    822                786
    Other accrued liabilities                                                      3,089              2,824
                                                                                --------           --------
       Total current liabilities                                                  12,563             10,687
                                                                                --------           --------
Long-term obligations                                                              1,621              2,564
                                                                                --------           --------
Stockholders' equity:
    Common stock, $0.01 par value; 40,000,000 shares
       authorized, 25,818,152 and 25,799,535 shares outstanding                      258                258
    Additional paid-in capital                                                   117,529            117,511
    Accumulated deficit                                                         (113,219)          (113,713)
                                                                                --------           --------
       Total stockholders' equity                                                  4,568              4,056
                                                                                --------           --------
Total liabilities and stockholders' equity                                      $ 18,752           $ 17,307
                                                                                ========           ========





           See notes to consolidated condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
        (Increase/(Decrease) in cash and cash equivalents, in thousands)
                                  (Unaudited)


                                                                             Three months ended
                                                                       ----------------------------
                                                                         Dec. 31,         Dec. 31,
                                                                           1994             1993
                                                                       ------------      ----------
Cash flows from operating activities:
  Net income (loss)                                                       $   494          $(1,785)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                                           184              395
      Provision (benefit) for restructuring                                  (285)              --
      (Gain) on equipment disposal                                            (32)              --
      Forgiveness of officer loans                                             --               88
  Changes in assets and liabilities:
      Accounts receivable                                                  (1,265)           1,144
      Inventories                                                          (1,072)            (633)
      Other current assets                                                     --              113
      Other assets                                                            224              141
      Accounts payable                                                      1,941             (216)
      Accrued salaries, wages and employee benefits                            36              (58)
      Other accrued liabilities                                              (292)              18
      Other long-term obligations                                            (349)              14
                                                                          -------          -------
         Net cash (used for) operating activities                            (416)            (809)
                                                                          -------          -------
Cash flows from investing activities:
  Capital expenditures, net                                                   (57)            (207)
  Proceeds on disposal of equipment                                            33               --
                                                                          -------          -------
         Net cash (used for) investing activities                             (24)            (207)
                                                                          -------          -------
Cash flows from financing activities:
  Short-term borrowings                                                        --              989
  Payments of capital lease obligations                                      (118)            (403)
  Proceeds from issuance of stock                                              18              321
                                                                          -------          -------
         Net cash provided by (used for) financing activities                (100)             907
                                                                          -------          -------
Net income (decrease) in cash and cash equivalents                           (540)            (109)
Cash and cash equivalents at beginning of period                            2,253              774
                                                                          -------          -------
Cash and cash equivalents at end of period                                $ 1,713          $   665
                                                                          =======          =======

Supplemental disclosure of cash flow information
  Cash paid during the period for interest                                $   102          $   121
                                                                          =======          =======





           See notes to consolidated condensed financial statements.

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

2.       BALANCE SHEET DETAIL

         The following tables set forth the inventories and property and equipment during the periods indicated:

                                                                     Dec. 31,            Sep. 30,
                                                                       1994                1994
                                                                  --------------      --------------
                                                                            (in thousands)
       Inventories:
          Raw material                                             $        82           $     928
          Work in process                                                2,027               1,162
          Finished goods                                                 1,101                  48
                                                                    ----------           ---------
             Total inventories                                      $    3,210           $   2,138
                                                                    ----------           ---------

       Property and equipment:
          Machinery and equipment                                   $    6,586           $   6,795
          Furniture and fixtures                                         2,601               4,224
          Leasehold improvements                                           195                 195
                                                                    ----------           ---------
             Total property and equipment, at cost                       9,382              11,214
          Less: Accumulated depreciation and amortization              (8,211)             (9,915)
                                                                    ---------            --------
             Total property and equipment, net                      $    1,171           $   1,299
                                                                    ----------           ---------

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

         During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel common stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale is currently on deposit in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, containing $600,000 (recorded as other current assets), is subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale.
Atmel asserted a claim for the full amount deposited in this escrow account. SEEQ notified Atmel that it disagreed with the claim. On January 30, 1995, the Company entered into an agreement with Atmel to settle Atmel's claim. Under this agreement, out of the $600,000 in the escrow account, $250,000 has been distributed to Atmel and the remaining $350,000 has been distributed to SEEQ. All interest earned on the funds in such escrow account has been distributed proportionately between SEEQ and Atmel. The second escrow account, which originally contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, $300,000 was distributed to SEEQ from the second escrow account, leaving $4,105,859 on deposit therein, including interest earned to date. Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("Hualon"), one of SEEQ's former foundries and joint development partners, that SEEQ previously granted Hualon certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.


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

         In connection with the EEPROM Asset Sale and the Company's decision in the second quarter of fiscal 1994 to discontinue its end-user Ethernet adapter board product line, the Company adopted a restructuring plan. The following table summarizes the activities under this restructuring plan during the quarter ended December 31, 1994 (in thousands):

                                                                              Increase/(Decrease)
                                                                -----------------------------------------------
                                                                               Utilization
                                          Reserve at                           of Reserve/        Reserve at
                                           Sep. 30,          Change in        Payments made        Dec. 31,
                                             1994             Estimate        in the Period          1994
                                        --------------     --------------     --------------    ---------------
 Facility lease, inventory and other
 equipment costs                            $  (616)             $  --              $ (32)          $  (648)
                                            -------              -----              -----           -------
 EEPROM Asset Sales restructuring:
          EEPROM Asset Sale                     (55)              (195)                --              (250)
          Excess facilities                  (2,534)               842                663            (1,029)
          Discontinued inventories             (150)                --                 17              (133)
          Other costs                          (292)              (329)                47              (574)
                                            -------              -----              -----           -------
                                             (3,031)               318                727            (1,986)
                                            -------              -----              -----           -------
 End-user Ethernet adapter board
 products write-off:
          Other costs                            --                (33)                --               (33)
                                            -------              -----              -----           -------
            Total                           $(3,647)             $ 285              $ 695           $(2,667)
                                            =======              =====              =====           =======

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

         End-user Ethernet Adapter Board Products Write-off

         During the quarter ended March 31, 1994, the Company discontinued its end-user Ethernet adapter board product line, and recorded restructuring costs during the first quarter of fiscal 1995 as follows:

         Other costs. The Company recorded as other costs a reserve of $33,000 reflecting the settlement of certain litigation relating to end- user Ethernet adapter board products.

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

         During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel common stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds of such sale were in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, which contained $600,000 (recorded as other current assets), was subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. SEEQ notified Atmel that it disagreed with the claim. On January 30, 1995, the Company entered into an agreement with Atmel to settle Atmel's claim. Under this agreement, out of the $600,000 in the escrow account, $250,000 has been distributed to Atmel and the remaining $350,000 has been distributed to SEEQ. All interest earned on the funds in such escrow account has been distributed proportionately between SEEQ and Atmel. The second escrow account, which originally contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, $300,000 was distributed to SEEQ from the second escrow account, leaving $4,105,859 on deposit therein, including interest earned to date. Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("Hualon"), one of SEEQ's former foundries and joint development partners, that SEEQ previously granted Hualon certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or, if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

         In connection with the EEPROM Asset Sale and the Company's decision in the second quarter of fiscal 1994 to discontinue its end-user Ethernet adapter board product line, the Company adopted a restructuring plan. The following table summarizes the activities under this restructuring plan during the quarter ended December 31, 1994 (in thousands):

                                                                              Increase/(Decrease)
                                                                -----------------------------------------------
                                                                               Utilization
                                          Reserve at                           of Reserve/        Reserve at
                                           Sep. 30,          Change in        Payments made        Dec. 31,
                                             1994             Estimate        in the Period          1994
                                        --------------     --------------     --------------    ---------------
 Facility lease, inventory and other
 equipment costs                            $  (616)             $  --              $ (32)          $  (648)
                                            -------              -----              -----           -------
 EEPROM Asset Sales restructuring:
          EEPROM Asset Sale                     (55)              (195)                --              (250)
          Excess facilities                  (2,534)               842                663            (1,029)
          Discontinued inventories             (150)                --                 17              (133)
          Other costs                          (292)              (329)                47              (574)
                                            -------              -----              -----           -------
                                             (3,031)               318                727            (1,986)
                                            -------              -----              -----           -------
 End-user Ethernet adapter board
 products write-off:
          Other costs                            --                (33)                --               (33)
                                            -------              -----              -----           -------
            Total                           $(3,647)             $ 285              $ 695           $(2,667)
                                            =======              =====              =====           =======



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

         End-user Ethernet Adapter Board Products Write-off

         During the quarter ended March 31, 1994, the Company discontinued its end-user Ethernet adapter board product line, and recorded restructuring costs during the first quarter of fiscal 1995 as follows:

         Other costs. The Company recorded as other costs a reserve of $33,000 reflecting the settlement of certain litigation relating to end- user Ethernet adapter board products.


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

         In connection with the EEPROM Asset Sale, the Company received $4,917,000 in proceeds from the issuance and sale of its common stock to Atmel. In November 1993, the Company entered into a two-year line of credit agreement with The CIT Group. Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal 1994 it used cash resources to reduce its effective short- term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit. The revolving credit facility is secured by the assets of the Company and requires the Company to maintain certain restrictive and financial covenants, including covenants requiring the Company to maintain working capital of $750,000 and a net worth of $3,000,000, and prohibiting the Company from incurring or agreeing to incur capital expenditures of in excess of $1,200,000 in any fiscal year. The Company is currently in compliance with such covenants. Interest on borrowings is payable at the lender's reference prime rate plus 2.25% per annum, with a minimum quarterly interest charge based on average borrowings of $3,000,000, and is payable monthly. The credit facility has an initial term of two years and is subject to renewal thereafter.

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

Financing Activities

         Cash flows used for financing activities for the first quarter of fiscal 1995 were $100,000 compared to cash flows provided by financing activities of $907,000 for the first quarter of fiscal 1994. During the first quarter of fiscal 1995, the Company made payments on capital lease obligations totalling $118,000, offset partially by proceeds of $18,000 from the issuance of stock pursuant to the exercise of stock options. During the first quarter of fiscal 1994 cash flows provided by financing activities included an increase of $989,000 in short- term borrowings under a bank line of credit with The CIT Group and proceeds from issuance of stock of $321,000. The Company also made payments on capital lease obligations totaling $403,000 during the first quarter of fiscal 1994.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 30, 1994, the Company filed a lawsuit in the United States District Court for the Northern District of California against Hualon Microelectronics Corporation, one of the Company's former foundries and joint development partners. In the lawsuit, the Company originally sought injunctive relief from the court to prevent Hualon from using certain of the nonvolatile memory technology sold by the Company to Atmel pursuant to the Asset Purchase Agreement, to which Hualon has asserted certain license rights under an alleged license agreement. In response to the Company's claims, Hualon asserted affirmative defenses and counterclaims seeking a declaration by the court that the alleged license agreement is valid and seeking specific performance of the alleged license agreement and other agreements previously entered into by the two parties. Hualon filed a motion for summary judgment and the Company's initial claim was subsequently dismissed by the court. Hualon has subsequently amended its counterclaims to include additional claims in the proceeding, including claims for damages for breach of, and for money owed pursuant to, other agreements between the Company and Hualon. The Company has subsequently amended its original complaint to include a number of additional claims against Hualon, including claims for damages for breach of, and for money owed pursuant to, such other agreements. Under the terms of one of the escrow agreements entered into with Atmel in connection with the EEPROM Asset Sale, under which $4,105,859 is currently on deposit in escrow, the Company will be entitled to receive such funds if it is determined that the alleged license agreement is invalid, or, if no such determination is made, to the extent that any claims made by Atmel that Atmel has suffered damages as a result of the alleged license agreement are unsuccessful, if Atmel fails to make a claim to such funds by February 1999, or as otherwise agreed by the Company and Atmel. The Company intends to vigorously prosecute its claims in this lawsuit and to defend the claims made by Hualon. The Company believes that its claims and defenses in this lawsuit are meritorious. However, there can be no assurance as to the possible outcome of this proceeding. In the event that the Company is not successful in invalidating the alleged license agreement, Atmel may assert a claim against the Company under the Asset Purchase Agreement, including a claim for damages, if suffered by Atmel as a result of Hualon's use of any of such technology, and, in the event any such claim by Atmel is determined to be valid, Atmel may recover any such damages from the escrow described above. The Company believes that, in the event of any claim by Atmel, the amount of damages that may be payable by the Company upon a resolution thereof will not have a material adverse effect on the Company's cash flow, financial position or results of operations. However, there can be no assurance as to such matters.


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


ITEM 2.  CHANGES IN SECURITIES


         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS


         Not applicable.


ITEM 5.  OTHER INFORMATION


         Not applicable.


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

10.2.6  Separation Agreement dated as of October 1, 1993, between the Company and J. Daniel McCranie (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).


10.2.7  Separation Agreement dated as of March 4, 1994, between the Company and Michael E. Villott (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

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

27.1    Financial Data Schedule

(b)      Reports on Form 8-K. None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SEEQ TECHNOLOGY INCORPORATED
                                       (Registrant)



Dated: February 21, 1995               By:  Ralph J. Harms
                                       ----------------------------------------
                                       Ralph J. Harms
                                       Vice President, Finance and
                                       Administration,
                                       Chief Financial Officer and Secretary



Dated: February 21, 1995               By: Ralph J. Harms
                                       ----------------------------------------
                                       Ralph J. Harms
                                       Vice President, Finance and
                                       Administration,
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)