Form 10-Q
period 1995-03-31
SEEQ TECHNOLOGY INC
filed 1995-05-10
CIK 702756

___________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                       ____________________

                            FORM 10-Q
(Mark One)

/x/      Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1995


/ /      Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

                 For the transition period from _____ to_____

                 Commission file number: 0-11778
                        ____________________

                      SEEQ TECHNOLOGY INCORPORATED
       (Exact name of registrant as specified in its charter)

             DELAWARE                        94-2711298
   (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)       Identification No.)

                         47200 Bayside Parkway
                      Fremont, California  94538
                            (510) 226-7400
     (Address, including zip code, of Registrant's principal
  executive offices and telephone number, including area code)
                         ____________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value          26,353,099
   (Class of common stock)       (Shares outstanding at
                                     March 31, 1995)

___________________________________________________________________

This report on Form 10-Q, including all exhibits, contains 23 pages. The exhibit index is located on page 19-20.

                     SEEQ TECHNOLOGY INCORPORATED

                             FORM 10-Q

                        Table of Contents





                                                               PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements . . . . . . . . . . . . . . . . .  3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . 11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . 17
Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . 17
Item 3.  Defaults upon Senior Securities  . . . . . . . . . . . 18
Item 4.  Submission of Matters to a Vote of Security Holders  . 18
Item 5.  Other Information  . . . . . . . . . . . . . . . . . . 18
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . 18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     SEEQ TECHNOLOGY INCORPORATED

             CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)


         The Unaudited Consolidated Condensed Financial Statements of SEEQ Technology Incorporated ("SEEQ" or the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for those adjustments related to certain restructuring and other expenses) necessary to present fairly the financial position and results of operations as of and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

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

         The results of operations for the three month and six month periods ended March 31, 1995 are not necessarily indicative of the results expected for the year ending September 30, 1995.

                                      SEEQ TECHNOLOGY INCORPORATED
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (In thousands, except per share amounts)



                                                         Three months ended             Six months ended
                                                       _______________________       ______________________
                                                       Mar. 31,       Mar. 31,       Mar. 31,      Mar. 31,
                                                         1995           1994           1995           1994
                                                       ________       ________       ________      _______
                                                             (Unaudited)                   (Unaudited)



Revenues                                              $   6,189      $   4,292     $  12,369      $  10,120

Costs and expenses:
    Cost of revenues                                      3,932          3,939         8,263          8,667
    Research and development                                809          1,072         1,644          1,812
    Marketing, general and                                1,017          2,803         1,872          4,862
      administrative
    Restructuring (benefit)                                 (41)         3,391          (326)         3,391
      and other, net
                                                       ________       ________     _________       ________


Total costs and expenses                                  5,717         11,205        11,453         18,732
                                                       ________       ________     _________       ________


Income (loss) from operations                               472         (6,913)          916         (8,612)
Interest expense                                           (108)          (164)         (195)          (296)
Interest and other income, net                              113             55           255            101
                                                       ________       ________     _________       ________


Income (loss) before income taxes                           477         (7,022)          976         (8,807)
Provision for income taxes                                    7             --            12            --
                                                       ________       ________     _________       ________

Net income (loss)                                     $     470      $  (7,022)    $     964       $ (8,807)
                                                       ========       ========     =========       ========

Net income (loss) per share:
    Primary                                           $    0.02      $   (0.29)    $    0.04       $  (0.39)
                                                       ========       ========     =========       ========

    Fully diluted                                     $    0.02                    $    0.03
                                                       ========                    =========


Shares used in per share calculation:
    Primary                                              26,737         23,816        26,646         22,809
                                                       ========       ========     =========       ========

    Fully diluted                                        28,498                       28,457
                                                       ========                    =========




                           See accompanying notes to consolidated condensed financial statements.

                                                   SEEQ TECHNOLOGY INCORPORATED
                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (In thousands, except per share amounts)




                                                                            Mar. 31,         Sep. 30,
                                                                              1995               1994
                                                                            ________         ________



                                                                                   (Unaudited)


ASSETS
Current assets:
Cash and cash equivalents                                                  $    1,204       $    2,253
Restricted cash                                                                 3,000            3,000
Accounts receivable, less allowances                                            3,947            3,254
Inventories                                                                     2,918            2,138
Other current assets                                                              328              950
                                                                             ________         ________

    Total current assets                                                       11,397           11,595

Property and equipment, net                                                     1,410            1,299
Other assets                                                                    4,282            4,413
                                                                             ________         ________

    Total assets                                                           $   17,089       $   17,307
                                                                             ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable to bank                                                       $    3,000       $    3,000
Accounts payable                                                                3,853            3,185
Accrued salaries, wages and                                                       727              786
  employee benefits
Other accrued liabilities                                                       1,504            2,824
Current portion of long-term obligations                                          667              892
                                                                             ________         ________

    Total current liabilities                                                   9,751           10,687

Long-term obligations                                                           1,597            2,564
                                                                             ________         ________

    Total liabilities                                                          11,348           13,251
                                                                             ________         ________


Stockholders' equity:
Common stock, $0.01 par value;
   40,000,000 shares authorized,
   26,353,099 and 25,622,853 shares
   outstanding                                                                    263              258
Additional paid-in capital                                                    118,227          117,511
Accumulated deficit                                                          (112,749)        (113,713)
                                                                             ________         ________

    Total stockholders' equity                                                  5,741            4,056
                                                                             ________         ________


    Total liabilities and
      stockholders' equity                                                 $   17,089       $   17,307
                                                                             ========         ========




                           See accompanying notes to consolidated condensed financial statements.


                                          SEEQ TECHNOLOGY INCORPORATED
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                                 (In thousands)
                                                                                   Six months ended

                                                                             Mar. 31,           Mar. 31,
                                                                             ________           ________
                                                                               1995               1994

                                                                                      (Unaudited)


OPERATING ACTIVITIES
Net income (loss)                                                          $      964       $   (8,807)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operating activities:
    Depreciation and amortization                                                 350              680
    (Benefit) provision for restructuring                                        (326)           3,391
    (Gain) loss on equipment disposal                                             (34)              42
    Forgiveness of officer loans                                                   --              472
    Changes in assets and liabilities:
       Accounts receivable                                                       (693)           2,374
       Inventories                                                               (780)            (284)
       Other current assets                                                       622              370
       Other assets                                                               131              196
       Accounts payable                                                           668              (26)
       Accrued salaries, wages and
         employee benefits                                                       (59)              129
       Other accrued liabilities                                               (1,309)          (1,473)
       Other long-term obligations                                               (232)             (16)
                                                                             ________         ________

Net cash (used for)
  operating activities                                                           (698)          (2,952)
                                                                             ________         ________


INVESTING ACTIVITIES
Capital expenditures, net                                                        (228)            (233)
Proceeds on disposal of equipment                                                  45                1
                                                                             ________         ________

Net cash (used for) investing activities                                         (183)            (232)
                                                                             ________         ________



FINANCING ACTIVITIES
Payments of capital lease obligations                                            (362)          (1,017)
Proceeds from issuance of stock                                                   194            4,814
                                                                             ________         ________

Net cash (used for) provided by
  financing activities                                                           (168)           3,797
                                                                             ________         ________

Net (decrease) increase in cash
  and cash equivalents                                                         (1,049)             613
Cash and cash equivalents at
  beginning of period                                                           2,253              774
                                                                             ________         ________
                                                                             ________         ________

Cash and cash equivalents at end of period                                 $    1,204       $    1,387
                                                                             ========         ========


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
Cash paid during the period for interest                                   $      218       $      241

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING ACTIVITY:
Stock acquired from EEPROM Asset Sale                                      $       --       $    5,000
Issuance of stock for settlement
  of litigation                                                            $      527       $       --


                             See notes to consolidated condensed financial statements.


                      SEEQ TECHNOLOGY INCORPORATED
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. RECENT EVENTS

         SALE OF EEPROM ASSETS AND SEEQ COMMON STOCK TO ATMEL

         Pursuant to the Asset Purchase Agreement dated February 7, 1994 (the "Asset Purchase Agreement"), by and between SEEQ and Atmel Corporation ("Atmel"), Atmel purchased the assets of SEEQ related to its electrically erasable programmable read only memory ("EEPROM") products (the "EEPROM Asset Sale"). Under the terms of the Asset Purchase Agreement, Atmel acquired all of SEEQ's rights in assets related to SEEQ's EEPROM products, including intellectual property, equipment, inventory and a portion of the accounts receivable. The purchase price for such assets consisted of 135,593 shares of Atmel's common stock and $481,632 in cash. In addition, Atmel assumed certain liabilities under equipment leases for equipment used in producing EEPROM products.

         During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel common stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale was deposited in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, which contained $600,000 (recorded as other current assets at September 30, 1994), was subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. SEEQ notified Atmel that it disagreed with the claim. On January 30, 1995 the Company entered into an agreement with Atmel to settle Atmel's claim. Under this agreement, out of the $600,000 in the escrow account, $250,000 has been distributed to Atmel and the remaining $350,000 has been distributed to SEEQ. All interest earned on the funds in such escrow account has been distributed proportionately between SEEQ and Atmel. The second escrow account, which originally contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, $300,000 was distributed to SEEQ from the second escrow account, leaving approximately $4,100,000 on deposit therein. Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("Hualon"), one of SEEQ's former foundries and joint development partners, that SEEQ previously granted Hualon certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

         In connection with the EEPROM Asset Sale, Atmel acquired 3,614,701 shares of SEEQ's Common Stock pursuant to the Stock Purchase
Agreement dated February 7, 1994, representing approximately 14% of
SEEQ's outstanding shares of Common Stock as of such date. Such shares were purchased at a price of $1.25 per share, for a total purchase price of $4,518,376. The Company filed a registration statement for these shares that became effective with the Securities and Exchange Commission on March 24, 1995.

         RESTRUCTURINGS

         In fiscal 1992, the Company entered into a wafer fabrication foundry agreement with International Microelectronics Products, Inc. ("IMP") which allows the Company to perform all of its preproduction and process activities at outside foundries. As a result of the IMP agreement, the Company made a decision to completely phase out its fabrication operations and close its wafer manufacturing facility. In fiscal 1993, certain litigation arose as a result of the Company's decision to abandon its fabrication facility and the Company recorded a reserve to offset its exposure. As more fully described below, this litigation was settled during the second quarter of fiscal 1995.

         In connection with the EEPROM Asset Sale and the Company's decision in the second quarter of fiscal 1994 to discontinue its end-user Ethernet adapter board product line, the Company adopted a restructuring plan. The following table summarizes the activities under this restructuring plan during the six month period ended
March 31, 1995 (in thousands):





                                                                        (Increase)/Decrease
                                                                      _________________________

                                                                                    Utilization
                                                      Reserve at                    of Reserve/   Reserve at
                                                       Sep. 30,       Change in    Payments Made    Mar. 31,
                                                         1994         Estimate     in the Period      1995



Facility lease, inventory and other
equipment costs                                       $   (616)      $     (55)     $     637      $    (34)


EEPROM Asset Sale restructuring:
    EEPROM Asset Sale                                      (55)           (113)           168
    Excess facilities                                   (2,534)            842            826          (866)
    Discontinued inventories                              (150)             20             12          (118)
    Other costs                                           (292)           (329)             3          (618)

                                                        (3,031)            420          1,009        (1,602)

End-user Ethernet adapter board
product write-off:
    Other costs                                             --             (39)            39             --

Total                                                 $ (3,647)      $     326     $   1,685      $ (1,636)




         Facility Lease, Inventory and Other Equipment Costs

         During the quarter ended March 31, 1995, the Company entered into a final settlement of a lawsuit previously filed against the Company by GOCO Realty Fund I for rent and damages under a lease of certain premises previously occupied by the Company which the Company vacated in July 1992. The claims asserted in this lawsuit were subsequently assigned to Brazos Partners L.P. ("Brazos"). The terms of the settlement provided for the payment by the Company to Brazos of $37,500, the issuance by the Company to Brazos of 375,000 shares of its common stock, and the assignment by the Company to Brazos of a $360,000 promissory note and the $75,000 security deposit on such premises which were both due to the Company. As a result of the settlement, all actions and related claims against the Company in this action and other related actions have been dismissed. In connection with the action and the proposed settlement thereof, the Company had previously recorded certain reserves covering, among other things, the proposed issuance of the shares of common stock. The market price of the Company's common stock had increased during the second quarter of fiscal 1995, and, as a result, the Company recorded additional reserves of $122,000 to reflect the higher market price of the common stock at the time of the final settlement of the lawsuit. During the first six months of fiscal 1995, the Company also sold equipment that had been previously written off and settled certain associated equipment lease obligations, resulting in a $67,000 reduction to its restructuring reserves. Upon settlement of this lawsuit, the restructuring reserves totalling approximately $637,000 were utilized, of which $37,500 represented the cash portion paid in the settlement.

         EEPROM Asset Sale Restructuring

         In connection with the EEPROM Asset Sale, the Company incurred certain restructuring costs or realized certain benefits during the first six months of fiscal 1995 as follows:

         EEPROM ASSET SALE. One January 30, 1994 the Company and Atmel entered into a settlement agreement to settle Atmel's claims made against the $600,000 escrow previously established. Under the settlement agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. As a result, the Company recorded a $195,000 charge. In addition, the Company sold EEPROM inventory returned from distributors for approximately
$82,000.

         EXCESS FACILITIES. The Company determined that its current headquarters' office and manufacturing space was substantially in excess of the space necessary to operate the Company's continued business. Since the Company occupies these facilities under a lease with a remaining term of approximately eight years, the Company decided to sublease its facilities for the remaining term of the lease. In fiscal 1994, the Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under the sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations are currently located at a higher rental rate than previously estimated, and as a result recorded an $842,000 reduction to its restructuring reserves. The Company also recorded $663,000 of facility lease payments and broker fees in connection with the sublease. The remaining reserve on the vacated facility represents the difference between the contractual lease expense and the sublease income on the facility.

         DISCONTINUED INVENTORIES. As a result of the EEPROM Asset Sale, the Company discontinued certain inventories, and, in the first quarter of fiscal 1995, the Company paid $12,000 to a foundry for inventories.

         OTHER COSTS. The Company recorded other costs, primarily reflecting anticipated legal fees in connection with the litigation against Hualon.

         End-user Ethernet Adapter Board Product Write-off

         During the quarter ended March 31, 1994, the Company discontinued its end-user Ethernet adapter board product line.
During the first six months of fiscal 1995, the Company recorded as other costs a reserve of $39,000 reflecting the settlement of certain litigation relating to end-user Ethernet adapter board products.

2.       BALANCE SHEET DETAIL

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:



                                                                            Mar. 31,         Sep. 30,
                                                                              1995             1994
                                                                            ________         ________
                                                                                 (in thousands)



        Raw materials                                                      $       70       $      928
        Work in process                                                         1,570            1,162
        Finished goods                                                          1,278               48

                                                                           $    2,918       $    2,138



         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Depreciation of leasehold improvements is computed using the shorter of the remaining term of the leases or the estimated useful lives of the improvements. Depreciation for federal income tax purposes is computed using accelerated methods.

                                                                            Mar. 31,         Sep. 30,
                                                                              1995              1994
                                                                            ________         ________
                                                                                 (in thousands)


    Property and equipment:
    Machinery and equipment                                                $    6,449       $    6,795
    Furniture and fixtures                                                      2,428            4,224
    Leasehold improvements                                                        317              195

        Total property and equipment, at cost                                   9,194           11,214
    Accumulated depreciation and amortization                                  (7,784)          (9,915)

        Total property and equipment, net                                  $    1,410       $    1,299


         Net Income (Loss) Per Share


         Primary and fully diluted net income per common and common equivalent share in the three and six month periods ended March 31, 1995 were determined using the modified treasury stock method. Under the modified treasury stock method, certain adjustments can occur with respect to both weighted average shares and net income amounts utilized in the calculation of earnings per share. The modified treasury stock method can result in different earnings per share than those calculated using the treasury stock method. Under the modified treasury stock method, all common equivalents are assumed exercised whether dilutive or not, and the proceeds from the assumed exercise are applied in steps. First, stock is assumed to be repurchased up to a maximum of 20% of the actual outstanding shares. Net income is then adjusted to reflect the effect of using the remaining proceeds first to reduce debt and then to acquire U.S. Government
Securities. Fully diluted earnings per common and common equivalent share is computed by adjusting the primary shares outstanding for the effect on the common stock equivalents of using the quarter end close price to compute the equivalent buyback.

         Net loss per share for the three and six months periods ended March 31, 1994 was computed using the weighted average number of common shares outstanding during the respective period. Common stock equivalents are not included because the effect is antidilutive.
Fully diluted net loss per share disclosures are not displayed for the three and six month periods ended March 31, 1994 because they are the same as primary net loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto and the SEEQ Technology Incorporated Annual Report and Form 10-K for the fiscal year ended September 30, 1994.

SALE OF EEPROM ASSETS AND SEEQ COMMON STOCK TO ATMEL

         Pursuant to the Asset Purchase Agreement dated February 7, 1994 (the "Asset Purchase Agreement"), by and between SEEQ and Atmel Corporation ("Atmel"), Atmel purchased the assets of SEEQ related to its electrically erasable programmable read only memory ("EEPROM") products (the "EEPROM Asset Sale"). Under the terms of the Asset Purchase Agreement, Atmel acquired all of SEEQ's rights in assets related to SEEQ's EEPROM products, including intellectual property, equipment, inventory and a portion of the accounts receivable. The purchase price for such assets consisted of 135,593 shares of Atmel's common stock and $481,632 in cash. In addition, Atmel assumed certain liabilities under equipment leases for equipment used in producing EEPROM products.

         During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel common stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale was deposited in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, which contained $600,000 (recorded as other current assets at September 30, 1994), was subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. SEEQ notified Atmel that it disagreed with the claim. On January 30, 1995 the Company entered into an agreement with Atmel to settle Atmel's claim. Under this agreement, out of the $600,000 in the escrow account, $250,000 has been distributed to Atmel and the remaining $350,000 has been distributed to SEEQ. All interest earned on the funds in such escrow account has been distributed proportionately between SEEQ and Atmel. The second escrow account, which originally contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, $300,000 was distributed to SEEQ from the second escrow account, leaving approximately $4,100,000 on deposit therein. Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("Hualon"), one of SEEQ's former foundries and joint development partners, that SEEQ previously granted Hualon certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

         In connection with the EEPROM Asset Sale, Atmel acquired 3,614,701 shares of SEEQ's Common Stock pursuant to the Stock Purchase Agreement dated February 7, 1994, representing approximately 14% of SEEQ's outstanding shares of Common Stock as of such date. Such shares were purchased at a price of $1.25 per share, for a total purchase price of $4,518,376. The Company filed a registration statement for these shares that became effective with the Securities and Exchange Commission on March 24, 1995.

RESTRUCTURINGS

         In fiscal 1992, the Company entered into a wafer fabrication foundry agreement with IMP which allows the Company to perform all of its preproduction and process activities at outside foundries. As a result of the IMP agreement, the Company made a decision to completely phase out its fabrication operations and close its wafer manufacturing facility. In fiscal 1993, certain litigation arose as a result of the Company's decision to abandon its fabrication facility and the Company recorded a reserve to offset its exposure. As more fully described below, this litigation was settled during the second quarter of fiscal 1995.

         In connection with the EEPROM Asset Sale and the Company's decision in the second quarter of fiscal 1994 to discontinue its end-user Ethernet adapter board product line, the Company adopted a restructuring plan. The following table summarizes the activities under this restructuring plan during the six month period ended March 31, 1995 (in thousands):

                                                                        (Increase)/Decrease
                                                                        ___________________

                                                                                    Utilization
                                                      Reserve at                    of Reserve/    Reserve at
                                                       Sep. 30,       Change in    Payments Made   Mar. 31,
                                                         1994         Estimate     in the Period     1995



Facility lease, inventory and
  other equipment costs                               $    (616)     $     (55)    $     637      $     (34)
                                                       ________       ________      ________       ________



EEPROM Asset Sale restructuring:
    EEPROM Asset Sale                                       (55)          (113)          168             --
    Excess facilities                                    (2,534)           842           826           (866)
    Discontinued inventories                               (150)            20            12           (118)
    Other costs                                            (292)          (329)            3           (618)
                                                       ________       ________      ________       ________

                                                         (3,031)           420         1,009         (1,602)
                                                       ________       ________      ________       ________

End-user Ethernet adapter board
product write-off:
    Other costs                                              --            (39)           39             --
                                                       ________       ________      ________       ________

Total                                                 $  (3,647)     $     326     $   1,685      $  (1,636)
                                                       ========       ========      ========       ========



         Facility Lease, Inventory and Other Equipment Costs

         During the quarter ended March 31, 1995, the Company entered into a final settlement of a lawsuit previously filed against the Company by GOCO Realty Fund I for rent and damages under a lease of certain premises previously occupied by the Company which the Company vacated in July 1992. The claims asserted in this lawsuit were subsequently assigned to Brazos Partners L.P. ("Brazos"). The terms of the settlement provided for the payment by the Company to Brazos of $37,500, the issuance by the Company to Brazos of 375,000 shares of its common stock, and the assignment by the Company to Brazos of a $360,000 promissory note and the $75,000 security deposit on such premises which were both due to the Company. As a result of the settlement, all actions and related claims against the Company in this action and other related actions have been dismissed. In connection with the action and the proposed settlement thereof, the Company had previously recorded certain reserves covering, among other things, the proposed issuance of the shares of common stock. The market price of the Company's common stock had increased during the second quarter of fiscal 1995, and, as a result, the Company recorded additional reserves of $122,000 to reflect the higher market price of the common stock at the time of the final settlement of the lawsuit. During the first six months of fiscal 1995, the Company also sold equipment that had been previously written off and settled certain associated equipment lease obligations, resulting in a $67,000 reduction to its restructuring reserves. Upon settlement of this lawsuit, the restructuring reserves totalling approximately $637,000 were utilized, of which $37,500 represented the cash portion paid in the settlement.

         EEPROM Asset Sale Restructuring

         In connection with the EEPROM Asset Sale, the Company incurred certain restructuring costs or realized certain benefits during the first six months of fiscal 1995 as follows:

         EEPROM ASSET SALE. One January 30, 1994 the Company and Atmel entered into a settlement agreement to settle Atmel's claims made against the $600,000 escrow previously established. Under the settlement agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. As a result, the Company recorded $195,000 charge. In addition, the Company sold
EEPROM inventory returned from distributors for approximately
$82,000.

         EXCESS FACILITIES. The Company determined that its current headquarters' office and manufacturing space was substantially in excess of the space necessary to operate the Company's continued business. Since the Company occupies these facilities under a lease with a remaining term of approximately eight years, the Company decided to sublease its facilities for the remaining term of the lease. In fiscal 1994, the Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under the sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations are currently located at a higher rental rate than previously estimated, and as a result recorded an $842,000 reduction to its restructuring reserves. The Company also recorded $663,000 of facility lease payments and broker fees in connection with the sublease. The remaining reserve on the vacated facility represents the difference between the contractual lease expense and the sublease income on the facility.

         DISCONTINUED INVENTORIES. As a result of the EEPROM Asset Sale, the Company discontinued certain inventories, and, in the first quarter of fiscal 1995, the Company paid $12,000 to a foundry for inventories.

         OTHER COSTS. The Company recorded other costs, primarily reflecting anticipated legal fees in connection with the litigation against Hualon.

         End-user Ethernet Adapter Board Product Write-off

         During the quarter ended March 31, 1994, the Company discontinued its end-user Ethernet adapter board product line.
During the first six months of fiscal 1995, the Company recorded as other costs a reserve of $39,000 reflecting the settlement of certain litigation relating to end-user Ethernet adapter board products.

RESULTS OF OPERATIONS

         Revenues

         Net sales were $6,189,000 in the second quarter of fiscal 1995 and $12,369,000 for the six month period ended March 31, 1995, representing an increase of $1,897,000 compared to the second quarter of fiscal 1994 and $2,249,000 compared to the six month period ended March 31, 1994, respectively. Since the EEPROM Asset Sale on
February 7, 1994, the Company has derived its sales exclusively from the sale of data communication products. Consequently, there were no EEPROM sales for the six month period ended March 31, 1995 compared to EEPROM sales of $603,000 in the second quarter of fiscal 1994 and $3,035,000 for the six month period ended March 31, 1994. Local area network ("LAN") integrated circuit sales were $4,375,000 in the second quarter of fiscal 1995, an increase compared to the second quarter of fiscal 1994 by $964,000 as a result of an 80% increase in average selling prices, partially offset by a 14% decrease in unit sales. LAN integrated circuit sales were $8,430,000 for the six month period ended March 31, 1995, an increase compared to the six month period ended March 13, 1994 by $2,387,000 as a result of a 32% increase in average selling prices and a 6% increase in unit sales.
The increases in average selling prices of LAN integrated circuits during the second quarter and first six months of fiscal 1995 were primarily a result of a change in product mix to higher priced products. LAN subsystem product sales were $1,814,000 in the second quarter of fiscal 1995 and $3,940,000 for the six month period ended March 31, 1995, representing an increase of $931,000 compared to the second quarter of fiscal 1994 and $2,899,000 compared to the six month period ended March 31, 1994, respectively. The increases in LAN subsystem product sales for the three and six month periods ended
March 31, 1995 were due solely to shipments of proprietary transceiver products to Apple Computer which began in March 1994. As previously disclosed by the Company, Apple Computer ceased ordering the proprietary transceiver products as it began manufacturing its own internally developed products in April 1995. The Company has received orders for its LAN integrated circuits which will be subassembled into Apple Computer's proprietary transceiver products. The Company is actively marketing its LAN integrated circuits to Apple Computer for other data communication applications. The proprietary transceiver product sales to Apple Computer represented 29% and 32% of the Company's revenues for the second quarter of fiscal 1995 and the six months ended March 31, 1995, respectively. Although the Company believes that it will be able to substantially replace such sales with sales of LAN integrated circuits to Apple Computer, additional sales of the Company's existing product line to other customers, and sales of new products, there can be no assurance that the Company will be successful in doing so.

         Gross Product Margins

         The Company includes in cost of sales all costs associated with the subcontract manufacturing, electrical test, subcontract assembly and final test of its integrated circuits and subsystems, warehousing, shipping, product returns and reserves for inventory obsolescence. Allowances for product returns are deducted from sales revenues. The Company recorded a gross profit of $2,257,000 in the second quarter of fiscal 1995 compared to a gross profit of $353,000 in the second quarter of fiscal 1994 and a gross profit of $4,106,000 for the six month period ended March 31, 1995 compared to a gross profit of $1,453,000 for the six month period ended March 31, 1994, primarily as a result of a favorable change in product mix towards sales of products with higher gross margins and the discontinued sales of the lower margin EEPROMs as a result of the EEPROM Asset
Sale. As a result of the EEPROM Asset Sale in the second quarter of fiscal 1994, the Company substantially reduced its work force, reduced its facility requirements and eliminated its lower margin products during the second quarter of fiscal 1994. Gross margins in future periods will be affected primarily by sales levels and product mix, average selling prices, wafer yields, the introduction of new products and improvements in manufacturing costs.

         Research and Development

         Research and development expenditures decreased from $1,072,000 in the second quarter of fiscal 1994 to $809,000 in the second quarter of fiscal 1995, and from $1,812,000 in the six month period ended March 31, 1994 to $1,644,000 in the six month period ended
March 31, 1995, and decreased as a percentage of net sales from 25% to 13% and from 18% to 13% for the same periods, respectively, as a result of termination of personnel, the elimination of engineering subcontracting and equipment expenses associated with EEPROM products from the EEPROM Asset Sale. The Company expects that the level of research and development spending will increase in absolute dollars in the next several quarters as a result of increased development efforts on new LAN products, but may vary as a percentage of net sales.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses decreased from $2,803,000 in the second quarter of fiscal 1994 to $1,017,000 in the second quarter of fiscal 1995, and from $4,862,000 in the six month period ended March 31, 1994 to $1,872,000 in the six month period ended March 31, 1995, and decreased as a percentage of sales from 65% to 18% and from 48% to 15% for the same periods, respectively. These decreases were attributable primarily to a decrease in payroll, selling and administrative expenses after the Company substantially reduced its work force and terminated operations of sales offices no longer needed after the EEPROM Asset Sales. The Company anticipates that the level of marketing, general and administrative expenses will remain at similar levels in absolute dollars in future quarters during the remainder of this fiscal year, but are expected to vary as a percentage of net sales.

         Interest Expense

         Interest expense decreased from $164,000 in the second quarter of fiscal 1994 to $108,000 in the second quarter of fiscal 1995 and decreased from $296,000 in the six month period ended March 31, 1994 to $195,000 in the six month period ended March 31, 1995, primarily due to a decrease in equipment lease line financing as a result of terminated leases associated with EEPROM equipment sold after the EEPROM Asset Sale, offset partially by an increase in interest paid under the Company's bank credit line as a result of higher interest rates.

         Interest Income and Other, Net

         Interest income and other, net increased from $55,000 in the second quarter of fiscal 1994 to $113,000 in the second quarter of fiscal 1995 and increased from $101,000 in the six month period ended March 31, 1994 to $255,000 for the six month period ended March 31, 1995 due to an increase in interest earned on excess cash balances, restricted cash and cash held in escrow invested in short-term investment instruments as a result of higher interest rates and higher average cash balances.

         Income Taxes

         The Company's provision for income taxes for the first six months of fiscal 1995 was computed by applying the estimated annual effective tax rate to income before taxes.

         Factors Affecting Future Operating Results

         The semiconductor industry is highly cyclical. The industry is characterized by rapid technological change, fluctuations in end-user demand and price erosion. Accordingly, a particular company's operating results may be affected not only by industry-wide demand, but also by timely introduction of new products, market acceptance of competitive products, price competition and the distribution channels for its products. The Company's future quarterly operating results may also fluctuate as a result of other Company specific factors, such as price competition for mature products, growth of the Ethernet LAN segment of the electronics market and acceptance of the Company's newly introduced products for that market segment, variation in manufacturing yields for its products, significant expenditures for new products and process development, and dependence on certain customer product shipment demands. With specific reference to customer product shipment demands, the increase in LAN subsystem product sales for the first quarter of fiscal 1995 was primarily due solely to shipments of proprietary transceiver products to Apple Computer which began in March 1994. Orders for the proprietary transceiver products previously sold to Apple Computer ceased in the second quarter of fiscal 1995 as Apple Computer began manufacturing its own internally developed product. The Company is actively marketing its LAN integrated circuits to Apple Computer for the transceiver products and other data communication applications. The proprietary transceiver products shipments represented 32% of the Company's revenues for the first six months ended March 31, 1995.
The Company cannot predict the long term future requirements of Apple Computer with any degree of certainty. Due to the foregoing and other factors, past results may not be indicative of future results.

         In addition, the securities of many high-technology companies have historically been subject to extreme price and volume fluctuations. The Company may be subject to these same fluctuations which may adversely affect the market price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its cash requirements principally through the public and private sale of securities, cash flow from operations and borrowings under bank lines of credit and capital lease financing.

         Management believes that existing sources of liquidity, anticipated cash flow from operations, and borrowings under the Company's credit facility will be adequate to satisfy its cash requirements at least through the end of fiscal 1995. However, there can be no assurance that the Company will have adequate resources to satisfy such requirements. It may become necessary for the Company to raise funds from debt and/or equity financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all.

         The Company's cash and cash equivalents balance decreased from $2,253,000 as of September 30, 1994 to $1,204,000 as of March 31,
1995, primarily as a result of paying restructuring obligations, including real estate commissions incurred in the sublease of its previous headquarters building in Fremont, California, by paying for tenant improvements in its newly subleased headquarters building, by purchasing by the Company of inventory in the six month period ended March 31, 1995 in anticipation of higher levels of shipments and by an increase in accounts receivables during the same period, offset partially by funds provided by the settlement with Atmel to settle Atmel's claims made against an escrow account previously established in connection with the EEPROM Asset Sale.

         In connection with the EEPROM Asset Sale, the Company received $4,917,000 in proceeds from the issuance and sale of its common stock to Atmel. In November 1993, the Company entered into a two-year line of credit agreement with The CIT Group ("CIT"). Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal 1994 it used cash resources to reduce its effective short-term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit. The revolving credit facility is secured by the assets of the Company and requires the Company to maintain certain restrictive and financial covenants, including covenants requiring the Company to maintain working capital of $750,000 and a net worth of $3,000,000, and prohibiting the Company from incurring or agreeing to incur capital expenditures of in excess of $1,200,000 in any fiscal year. The Company is currently in compliance with such covenants. Interest on borrowings is payable at the lender's reference prime rate plus 2.25% per annum, with a minimum quarterly interest charge based on average borrowings of $3,000,000, and is payable monthly. The credit facility has an initial term of two years and is subject to renewal thereafter.

         Operating Activities

         Cash flows used for operating activities decreased from $2,952,000 in the six month period ended March 31, 1994 to $698,000 in the six month period ended March 31, 1995, due primarily to the profits generated by the Company in the first six months of fiscal 1995 as compared to the loss, net of provisions for restructuring, incurred in the first six months of fiscal 1994.

         Investing Activities

         Cash flows used for investing activities decreased from $232,000 in the six month period ended March 31, 1994 to $183,000 in the six month period ended March 31, 1995, primarily as a result of a decrease in cash invested for capital expenditures from $233,000 to $228,000 for the same periods, respectively. The decrease in cash flows used for investing activities was also due to cash provided by proceeds on disposal of equipment of $45,000 in the first six months of fiscal 1995. The Company anticipates an increase in capital expenditures in future periods associated with test operations and its research and development activities.

         Financing Activities

         Cash flows used for financing activities were $168,000 in the six month period ended March 31, 1995 compared to cash flows provided by financing activities of $6,797,000 in the six month period ended March 31, 1994. In the six month period ended March 31, 1995, the Company made payments on capital lease obligations totaling $362,000, offset partially by proceeds from the issuance of stock of $194,000. In the six month period ended March 31, 1994 cash flows provided by financing activities included an increase of $3,000,000 in short-term borrowings under a bank line of credit with CIT and proceeds from the issuance of stock of $4,814,000. The Company also made payments on capital lease obligations totaling $1,017,000 in the six month period ended March 31, 1994.

                     PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

         GOCO REALTY FUND I V. SEEQ TECHNOLOGY INCORPORATED (filed on March 30, 1994 in the United States District Court for the Northern District of California in San Francisco, California, Case No. C94 1075SAW). On March 30, 1994 the Company filed a lawsuit in the United States District Court for the Northern District of California against Hualon ("Hualon"), one of the Company's former foundries and joint development partners. In the lawsuit, the Company originally sought injunctive relief from the court to prevent Hualon from using certain of the nonvolatile memory technology sold by the Company to Atmel pursuant to the Asset Purchase Agreement, to which Hualon has asserted certain license rights under an alleged license agreement. In response to the Company's claims, Hualon asserted affirmative defenses and counterclaims seeking a declaration by the court that the alleged license agreement is valid and seeking specific performance of the alleged license agreement and other agreements previously entered into by the two parties. Hualon filed a motion for summary judgment and the Company's initial claim was subsequently dismissed by the court. Hualon has subsequently amended its counter claims to include additional claims in the proceeding, including claims for damages for breach of, and for money owed pursuant to, other agreements between the Company and Hualon. The Company has subsequently amended its original complaint to include a number of additional claims against Hualon, including claims for damages for breach of, and for money owed pursuant to, such other agreements. On April 27, 1995, Hualon filed a motion for summary judgment with the court seeking a determination that SEEQ's claims for rescission or reformation of the alleged license agreement are without merit.
Under the terms of one of the escrow agreements entered into with Atmel in connection with the EEPROM Asset Sale, under which $4,105,859 is currently on deposit in escrow, the Company will be entitled to receive such funds if it is determined that the alleged license agreement is invalid, or, if no such determination is made, to the extent that any claims made by Atmel that Atmel has suffered damages as a result of the alleged license agreement are unsuccessful, if Atmel fails to make a claim to such funds by February 1999, or as otherwise agreed by the Company and Atmel. The Company intends to vigorously prosecute its claims in this lawsuit and to defend claims made by Hualon. The Company believes that its claims and defenses in this lawsuit are meritorious. However, there can be no assurance as to the possible outcome of this proceeding. In the event that the Company is not successful in invalidating the alleged license agreement, Atmel may assert a claim against the Company under the Asset Purchase Agreement, including a claim for damages, if suffered by Atmel as a result of Hualon's use of any of such technology, and, in the event any such claim by Atmel is determined to be valid, Atmel may recover any such damages from the escrow described above. The Company believes that, in the event of any claim by Atmel, the amount of damages that may be payable by the Company upon a resolution thereof will not have a material adverse effect on the Company's cash flow, financial position or results of operations. However, there can be no assurance as to such matters.

         GOCO REALTY FUND V. SEEQ TECHNOLOGY INCORPORATED (filed on September 4, 1992 in the Superior Court of California in and for the County of Santa Clara, Case No. 724371). On September 4, 1992, an action was filed against the Company by GOCO Realty Fund I, a previous landlord, for rent and damages under a lease of the premises previously occupied by the Company. The Company vacated the premises in July 1992. The claims asserted in this action were subsequently assigned to Brazos Partners L.P. ("Brazos"). During the quarter ended March 31, 1995, the Company entered into a final settlement of the action. The terms of the settlement provided for the payment by the Company to Brazos of $37,000, the issuance by the Company to Brazos of 375,000 shares of its common stock, and the assignment by the Company to plaintiff of a $360,000 promissory note and the $75,000 security deposit on such premises which were both due to the Company. As a result of the settlement, all actions and related claims against the Company in this action and other related actions have been dismissed.

ITEM 2.          CHANGES IN SECURITIES

         Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 24, 1995 an Annual Meeting of Stockholders was held. The following Directors were elected at this meeting:

                 Alan V. Gregory
                 Charles C. Harwood
                 Phillip J. Salsbury
                 Peter C. Chen

         Other matters voted upon:

                                                       Votes

                                       Affirmative    Negative    Abstain

         Ratify the appointment of
         Price Waterhouse LLP as
         independent accounts of        21,174,520      36,260     77,100
         the Company for fiscal
         year ending September 24,
         1995

ITEM 5.          OTHER INFORMATION

         None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: For a list of exhibits to this Form 10-Q see the exhibit index located on pages 19-20.
         (b)     Reports on Form 8-K:  None.

                            EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION OF DOCUMENT

   3.1      Certificate of Incorporation (incorporated herein by
            reference to Registrant's Registration on Form S-1 (Registration No. 33-47985)).
   3.2 Bylaws (incorporate herein by reference to Registrant's Registration on Form S-1 (Registration No. 33-47985)).
   4.1      Rights Agreement dated as of April 21, 1995 between the
            Company and American Stock Transfer and Trust Company, including exhibits thereto (incorporated herein by reference to Registrant's Form 8-A on May 2, 1995).
   10.1     Form of Indemnification Agreement with Directors and
            Officers (incorporated herein by reference to Registrant's Form 8-B filed on June 2, 1987).
   10.2     Executive Compensation Plans and Arrangements.
   10.2.1   Restated Periodic Purchase Plan, as amended (incorporated
            herein by reference to Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1991).
   10.2.2   Notice of Periodic Purchase Plan Offerings (incorporated
            herein by reference to Registrant's Form S-8 Registration
            Statement (Registration No. 33-27419 filed on March 7, 1989).
   10.2.3   Restated 1982 Stock Option Plan, as amended (incorporated
            herein by reference to Registrant's Form S-8 Registration Statement (Registration No. 33-6544) filed on July 2,1993).
   10.2.4   1989 Non-Employee Director Stock Option Plan
            (incorporated herein by reference to Registrant's Form S-8 Registration Statement (Registration No. 33-35838) filed on
            July 11, 1990).
   10.2.5   Kodiak Technology Incorporated 1989 Stock Option Plan,
            and related Stock Option and Stock Purchase Agreement (incorporated herein by reference to Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1989).
   10.2.6   Separation Agreement dated as of October 1, 1993, between
            the Company and J. Daniel McCranie (incorporated herein by reference to Registrant's Annual Report on Form
            10-K for the fiscal year ended September 30, 1994)).
   10.2.7   Separation Agreement dated as of March 4, 1994, between
            the Company and Michael E. Villott (incorporated herein by reference to Registrant's annual Report on Form 10-K for the fiscal year ended September 31, 1994).
   10.3     Build to Suit Lease dated as of October 15, 1982, as
            amended ("1982 Lease"), between the Company and David W. Mariani Investment Partnership dba Mariani Financial Co. (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1986).
   10.4     Stock Purchase Agreement dated as of July 16    , 1990
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

EXHIBIT NO.              DESCRIPTION OF DOCUMENT

   10.9 Foundry Agreement dated as of November 15, 1991 between the Company and International Microelectronic Products Inc. (subject to request for confidential treatment)(incorporated herein by reference to Registrant's Annual report on Form 10-K for the fiscal year ended September 30, 1991).
   10.10    Loan and Security Agreement with CIT Group/Credit
            Finance, Inc. dated November 22, 1993 (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
   10.11    Warrant Agreement dated January 29, 1992 between the
            Company and certain stockholders (incorporated by reference herein to Registrant's Registration Statement on Form S-1 (Registration No. 33-64822)).
   10.12    Warrant Agreement dated April 27, 1993 between the
            Company and certain stockholders (incorporated by reference herein to Registrant's Registration Statement on Form S-1 (Registration No. 33-64822)).
   10.13 Form of Warrant issued by the Company to certain stockholders on July 30, 1993 (incorporated by reference herein to Registrant's Registration Statement on Form S-1 (Registration No. 33-64822)).
   10.14    Stock Purchase Agreement and Exhibits thereto dated
            January 10, 1992 between the Company and certain stockholders (incorporated by reference herein to Registrant's Registration Statement on Form S-1 (Registration No. 33-64822)).
   10.15 Asset Purchase Agreement dated February 7, 1994 between the Company and Atmel Corporation (incorporated by reference to the Company's Form 8-K dated February 7, 1994).
   10.16 Stock Purchase Agreement dated February 7, 1994 between the Company and Atmel Corporation (incorporated by reference to the Company's Form 8-K dated February 7, 1994).
   10.17    Escrow Agreement dated February 7, 1994 between the
            Company, Atmel Corporation and Wilson, Sonsini, Goodrich & Rosati, P.C. (incorporated by reference to the Company's Form 8-K dated February 7, 1994).
   10.18    Escrow Agreement dated April 14, 1994 between the
            Company, Atmel and Bank of America NT&SA (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994).
   11.1     Schedule of Computation of Earnings Per Share.
   27.1     Financial Data Schedule.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEEQ TECHNOLOGY INCORPORATED
                                       (Registrant)


Dated:  May 10, 1995                   By: Phillip J. Salsbury
                                           President and
                                           Chief Executive Officer


                                       By: Ralph J. Harms
                                           Vice President, Finance
                                           and Administration, Chief
                                           Financial Officer and Secretary