Form 10-Q
period 1995-06-30
SEEQ TECHNOLOGY INC
filed 1995-08-09
CIK 702756

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C 20549

                      ---------------------

                            FORM 10-Q
(Mark One)

                / x / Quarterly  Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1995

             / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from ____ to____

                 Commission file number: 0-11778

                      ---------------------

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

                      ---------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes / X /   No /   /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value                          28,686,768
(Class of common stock)                    (Shares outstanding at
                                                   June 30, 1995)

-----------------------------------------------------------------


This  report  on  Form 10-Q,  including  all  exhibits,  contains
22 pages.  The exhibit index is located on page 19.

                  SEEQ TECHNOLOGY INCORPORATED

                            FORM 10-Q

                        Table of Contents


                                                              Page


PART I. FINANCIAL INFORMATION.................................  3

Item 1.  Financial Statements.................................  3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................. 11

PART II.  OTHER INFORMATION................................... 17

Item 1.  Legal Proceedings.................................... 17
Item 2.  Changes in Securities................................ 17
Item 3.  Defaults upon Senior Securities...................... 17
Item 4.  Submission of Matters to a Vote of Security Holders.. 17
Item 5.  Other Information.................................... 17
Item 6.  Exhibits and Reports on Form 8-K..................... 18

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

         The results of operations for the three month and nine month periods ended June 30, 1995 are not necessarily indicative of the results expected for the year ending September 30, 1995.



                  SEEQ TECHNOLOGY INCORPORATED
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (In thousands except per share amounts)

                                                  Three months ended                  Nine months ended
                                             June 30,           June 30,         June 30,         June 30,
                                             1995               1994             1995             1994
                                             ___________________________         _________________________
                                                      (Unaudited)                        (Unaudited)


Revenues                                       $5,353            $5,943           $17,722          $16,062

Costs and expenses:
  Cost of revenues                              3,331             3,446            11,594           12,114
  Research and development                        740               794             2,384            2,606
  Marketing, general and administrative         1,028             1,219             2,900            6,081
  Restructuring (benefit) and other, net          (73)            1,664              (399)           5,055
                                               ______            ______           _______          _______

Total costs and expenses                        5,026             7,123            16,479           25,856
                                               ______            ______           _______          _______

Income (loss) from operations                     327            (1,180)            1,243           (9,794)
Interest expense                                 (118)              (72)             (313)            (367)
Interest and other income, net                    113                32               368              133
Gain on sale of stock                               -             1,693                 -            1,693
                                               ______            ______           _______          _______

Income (loss) before income taxes                 322               473             1,298           (8,335)
Provision for income taxes                          1                 -                13                -
                                               ______            ______           _______          _______

Net income (loss)                                $321              $473            $1,285          $(8,335)
                                               ======            ======           =======          =======

Net income (loss) per share:
Primary                                         $0.01             $0.02             $0.05           $(0.35)
                                               ======            ======           =======          =======
Fully diluted                                   $0.01                               $0.04
                                               ======                             =======

Shares used in per share calculation:
Primary                                        30,287            25,788            27,365           23,777
                                               ======            ======           =======          =======
Fully diluted                                  31,629                              30,182
                                               ======                             =======


See accompanying notes to consolidated condensed financial statements.


                                4



                  SEEQ TECHNOLOGY INCORPORATED
              CONSOLIDATED CONDENSED BALANCE SHEETS
             (In thousands except per share amounts)

                                                         June 30,     Sep. 30,
                                                         1995         1994
                                                         ________     ________
                                                              (Unaudited)

Assets
Current assets:
Cash and cash equivalents                                 $2,221        $2,253
Restricted cash                                            3,000         3,000
Accounts receivable, less allowances                       4,469         3,254
Inventories                                                2,538         2,138
Other current assets                                         485           950
                                                         ________     ________

         Total current assets                             12,713        11,595

Property and equipment, at cost                            8,310        11,214
Accumulated depreciation and amortization                 (6,671)       (9,915)
                                                         ________     ________
         Property and equipment, net                       1,639         1,299

Other assets                                               4,349         4,413
                                                         ________     ________
         Total assets                                    $18,701       $17,307
                                                         ========     ========


Liabilities and Stockholders' Equity
Current liabilities:
Note payable to bank                                      $3,000        $3,000
Accounts payable                                           2,458         3,185
Accrued salaries, wages and employee benefits                767           786
Other accrued liabilities                                  1,212         2,824
Current portion of long-term obligations                     371           892
                                                         ________     ________
         Total current liabilities                         7,808        10,687

Long-term obligations                                      1,638         2,564
                                                         ________     ________
         Total liabilities                                 9,446        13,251
                                                         ________     ________

Stockholders' equity:
Common stock, $0.01 par value; 40,000,000 shares
   authorized, 28,686,768 and 25,799,535 shares
   outstanding                                               287           258
Additional paid-in capital                               121,396       117,511
Accumulated deficit                                     (112,428)     (113,713)
         Total stockholders' equity                        9,255         4,056
                                                         ________     ________

         Total liabilities and stockholders' equity      $18,701       $17,307
                                                         ========     ========

See accompanying notes to consolidated condensed financial statements.




                  SEEQ TECHNOLOGY INCORPORATED
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                         (In thousands)


                                                           Nine months ended
                                                        June 30,     June 30,
                                                        1995         1994
                                                        ________     ________
                                                             (Unaudited)

Operating Activities
Net income (loss)                                       $1,285       $(8,335)
Adjustments to reconcile net income (loss)
   to net cash used for operating activities:
       Depreciation and amortization                       525           876
       Gain on sale of stock held in escrow                  -        (1,195)
       (Benefit) provision for restructuring              (399)        5,055
       (Gain) loss on equipment disposal                   (19)           24
       Forgiveness of officer loans                          -           472
       Changes in assets and liabilities:
              Accounts receivable                       (1,215)        2,526
              Inventories                                 (400)        1,539
              Other current assets                         465           343
              Other assets                                  64           267
              Accounts payable                            (727)       (1,141)
              Accrued salaries, wages and
                 employee benefits                         (19)         (100)
              Other accrued liabilities                 (1,528)       (2,094)
              Other long-term obligations                 (451)         (219)
                                                        ________     ________
Net cash (used for) operating activities                (2,419)       (1,982)
                                                        ________     ________

Investing Activities
Capital expenditures, net                                 (648)         (280)
Proceeds on disposal of equipment                           46            98
                                                        ________     ________
Net cash (used for) investing activities                  (602)         (182)

Financing Activities
Payments of capital lease obligations                     (398)       (1,108)
Proceeds from issuance of stock                          3,387         4,907
                                                        ________     ________
Net cash (used for) provided by financing activities     2,989         3,799
                                                        ________     ________

Net (decrease) increase in cash and cash equivalents       (32)        1,635
Cash and cash equivalents at beginning of period         2,253           774
                                                        ________     ________
Cash and cash equivalents at end of period              $2,221        $2,409
                                                        ========     ========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                  $313          $357

Supplemental disclosure of non-cash investing
    and financing activity:
Stock held in escrow sold for cash held in escrow            -        $4,929
Issuance of stock for settlement of litigation            $527             -


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

         During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel common stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale was deposited in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, which contained $600,000 (recorded as other current assets at September 30, 1994), was subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. On January 30, 1995 the Company entered into an agreement with Atmel to settle Atmel's claim. Under this agreement, out of the $600,000 in the escrow account, $250,000 has been distributed to Atmel and the remaining $350,000 has been distributed to SEEQ. All interest earned on the funds in such escrow account has been distributed proportionately between SEEQ and Atmel. The second escrow account, which originally contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, $300,000 was distributed to SEEQ from the second escrow account, leaving $4,029,000 on deposit therein as of June 30, 1995 (excluding interest earned to date). Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("Hualon"), one of SEEQ's former foundries and joint development partners, that SEEQ previously granted Hualon certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

         In connection with the EEPROM Asset Sale, Atmel acquired 3,614,701 shares of SEEQ's Common Stock pursuant to the Stock
Purchase   Agreement   dated   February  7,  1994,   representing
approximately 14% of SEEQ's outstanding shares of Common Stock as of such date. Such shares were purchased at a price of $1.25 per share, for a total purchase price of $4,518,376. The Company filed a registration statement for these shares that became effec-tive with the Securities and Exchange Commission on March 24, 1995.

         Restructurings

         In fiscal 1992, the Company entered into a wafer fabrication agreement with International Microelectronics Products, Inc. ("IMP") which allows the Company to perform all of its preproduction and process activities at outside foundries. As a result of the IMP agreement, the Company made a decision to completely phase out its fabrication operations and close its wafer manufacturing facility. In fiscal 1993, a lawsuit was filed against the Company by GOCO Realty Fund I as a result of the Company's decision to abandon its fabrication facility and the Company recorded a reserve to offset its exposure. As more fully described below, this litigation was settled during the second quarter of fiscal 1995.

        As more fully described in the "Sale of the EEPROM Assets and SEEQ Common Stock to Atmel" above, during the quarter ended
March 31, 1994, the Company sold its assets related to its EEPROM products to Atmel in the EEPROM Asset Sale.

         In connection with the EEPROM Asset Sale and the Company's decision in the second quarter of fiscal 1994 to discontinue its end-user Ethernet adapter board product line, the Company adopted a restructuring plan. The following table summarizes the activities under this restructuring plan during the nine month period ended June 30, 1995 (in thousands):


                                                                     (Increase)/Decrease
                                                                                Utilization
                                             Reserve at        Change           of Reserve/        Reserve at
                                             Sep. 30,          in               Payments made      June 30,
                                             1994              Estimate         in the Period      1995
                                             _________         ________         _____________      __________


Facility lease, inventory and other
   equipment costs                              $(616)              $11              $600              $(5)
                                               ______              ____            ______          _______

EEPROM Asset Sale restructuring:
      EEPROM Asset Sale                           (55)             (113)              168                -
      Excess facilities                        (2,534)              818               881             (835)
      Discontinued inventories                   (150)               51                 -              (99)
      Other costs                                (292)             (329)               50             (571)
                                               ______              ____            ______          _______
                                               (3,031)              427             1,099           (1,505)
                                               ______              ____            ______          _______

End-user Ethernet adapter board
      product write-off:
      Other costs                                   -               (39)               39                -
                                               ______              ____            ______          _______
Total $                                        (3,647)             $399            $1,738          $(1,510)
                                               ======              ====            ======          =======


         Facility Lease, Inventory and Other Equipment Costs

         During the quarter ended March 31, 1995, the Company entered into a final settlement of a lawsuit previously filed against the Company by GOCO Realty Fund I for rent and damages under a lease of certain premises previously occupied by the Company which the Company vacated in July 1992. The claims asserted in this lawsuit were subsequently assigned to Brazos Partners L.P. ("Brazos"). The terms of the settlement provided for the payment by the Company to Brazos of $37,500, the issuance by the Company to Brazos of 375,000 shares of its common stock and the assignment by the Company of a $360,000 promissory note and the $75,000 security deposit on such premises which were both due to the Company. As a result of the settlements, all actions and related claims against the Company in this action and other related actions have been dismissed. In connection with the action and the proposed settlement thereof, the Company had previously recorded certain reserves covering, among other things, the proposed issuance of the shares of common stock. The market price of the Company's common stock had increased during the second quarter of fiscal 1995, and, as a result, the Company recorded additional reserves of $122,000 to reflect the higher market price of the common stock at the time of the final settlement of the lawsuit. Upon settlement of this lawsuit, the restructuring reserves totaling approximately $637,000 were utilized, of which $37,500 represented the cash portion paid in the settlement which were offset by the sale of assets which had been previously written off. During the first nine months of fiscal 1995, the Company also sold equipment that had been fully reserved and settled certain associated lease obligations, resulting in a $133,000 reduction to the restructuring reserves.

         EEPROM Asset Sale Restructuring

         In connection with the EEPROM Asset Sale, the Company incurred certain restructuring costs or realized certain benefits during the first nine months of fiscal 1995 as follows:

         EEPROM Asset Sale. On January 30, 1994 the Company and Atmel entered into a settlement agreement to settle Atmel's claims made against the $600,000 escrow previously established. Under the settlement agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. As a result, the Company recorded a $195,000 charge. In addition, the Company sold EEPROM inventory returned from distributors for approximately $82,000.

         Excess facilities. The Company determined that its current headquarters' office and manufacturing space was substantially in excess of the space necessary to operate the Company's continued business. Since the Company occupies these facilities under a lease with a remaining term of approximately eight years, the Company decided to sublease its facilities for the remaining term of the lease. In fiscal 1994, the Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under the sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations were located at a higher rental rate than previously estimated, and as a result recorded through the nine months ended June 30, 1995, a $818,000 reduction to its restructuring reserves. The Company also recorded $881,000 of facility lease payments and broker fees in connection with the sublease.

         Discontinued Inventories. As a result of the EEPROM Asset Sale, the Company discontinued certain inventories, and, in the first quarter of fiscal 1995, the Company paid $12,000 to a foundry for inventories, which was offset by the sale of previously written-off inventory for $12,000.

         Other costs. The Company recorded other costs, primarily reflecting anticipated legal fees in connection with certain litigation against Hualon. The Company also paid $50,000 to an outside foundry for memory product process development and lease payments for certain equipment related to EEPROM products.

          End-User Ethernet Adapter Board Product Write-Off

          During the first nine months of fiscal 1995, the Com-pany recorded as other costs a reserve of $39,000 reflecting the settlement of certain litigation relating to end-user Ethernet adapter board products.

2.       Balance Sheet Detail

         Inventories

         Inventories  are  stated at the lower of cost or market.
Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                       June 30,    Sep. 30,
                        1995         1994
                       ______      _______
                         (in thousands)


Raw materials          $   15       $  928
Work in process         1,211        1,162
Finished goods          1,312           48
                       ______       ______
                       $2,538       $2,138
                       ======       ======



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




                                                    June 30,    Sep. 30,
                                                    1995        1994
                                                    ________    ________
                                                       (in thousands)

Property and equipment:
Machinery and equipment                             $5,553      $6,795
Furniture and fixtures                               2,436       4,224
Leasehold improvements                                 321         195
                                                    ______      ______
         Total property and equipment, at cost       8,310      11,214
Accumulated depreciation and amortization           (6,671)     (9,915)
                                                    ______      ______
         Total property and equipment, net          $1,639      $1,299
                                                    ======      ======



         Net Income (Loss) Per Share

         Primary and fully diluted net income per share for the three and nine month periods ended June 30, 1995 were determined using the treasury stock method. Primary income per share per common and common equivalent share is computed using the weighted average number of shares outstanding during the respective periods, including dilutive stock options and warrants. Fully diluted income per common and common equivalent share reflects additional dilution related to stock options and warrants due to the use of the market price at the end of the period, when higher than the average price for the period.

Net loss per share for the three and nine months periods ended June 30, 1994 was computed using the weighted average number of common shares outstanding during the respective period. Common stock equivalents are not included because the effect is antidilutive. Fully diluted net loss per share disclosures are not displayed for the three and nine month periods ended June 30, 1994 because they are the same as primary net loss per share.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The following discussion should be read in conjunction with the Interim Consolidated Condensed Financial Statements and Notes thereto and the SEEQ Technology Incorporated Annual Report and Form 10-K for the fiscal year ended September 30, 1994.

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

         During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel common stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale was deposited in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, which contained $600,000 (recorded as other current assets at September 30, 1994), was subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. On January 30, 1995 the Company entered into an agreement with Atmel to settle Atmel's claim. Under this agreement, out of the $600,000 in the escrow account, $250,000 has been distributed to Atmel and the remaining $350,000 has been distributed to SEEQ. All interest earned on the funds in such escrow account has been distributed proportionately between SEEQ and Atmel. The second escrow account, which originally contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, $300,000 was distributed to SEEQ from the second escrow account, leaving $4,029,000 on deposit therein, as of June 30, 1995, excluding interest earned to date. Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("Hualon"), one of SEEQ's former foundries and joint development partners, that SEEQ previously granted Hualon certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

Restructurings

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

         In connection with the EEPROM Asset Sale and the Company's decision in the second quarter of fiscal 1994 to discontinue its end-user Ethernet adapter board product line, the Company adopted a restructuring plan. The following table summarizes the activities under this restructuring plan during the nine month period ended June 30, 1995 (in thousands):



                                                                    (Increase)/Decrease

                                                                                 Utilization
                                           Reserve at           Change           of Reserve/       Reserve at
                                            Sep. 30,              in            Payments made       June 30,
                                              1994             Estimate         in the Period         1995
                                           __________          ________         _____________      __________

Facility lease, inventory and other
   equipment costs                              $(616)              $11              $600              $(5)
                                             ________              ____            ______           _______

EEPROM Asset Sale restructuring:
      EEPROM Asset Sale                           (55)             (113)              168                -
      Excess facilities                        (2,534)              818               881             (835)
      Discontinued inventories                   (150)               51                 -              (99)
      Other costs                                (292)             (329)               50             (571)
                                             ________              ____            ______           _______
                                               (3,031)              427             1,099           (1,505)
                                             ________              ____            ______           _______

End-user Ethernet adapter board product
write-off:
      Other costs                                   -               (39)               39                -
                                             ________              ____            ______           _______
Total                                        $ (3,647)             $399            $1,738           $(1,510)
                                             ========              ====            ======           =======




         Facility Lease, Inventory and Other Equipment Costs

         During the quarter ended March 31, 1995, the Company entered into a final settlement of a lawsuit previously filed against the Company by GOCO Realty Fund I for rent and damages under a lease of certain premises previously occupied by the Company which the Company vacated in July 1992. The claims asserted in this lawsuit were subsequently assigned to Brazos Partners L.P. ("Brazos"). The terms of the settlement provided for the payment by the Company to Brazos of $37,500, the issuance by the Company to Brazos of 375,000 shares of its common stock and the assignment by the Company of a $360,000 promissory note and the $75,000 security deposit on such premises which were both due to the Company. As a result of the settlement all actions and related claims against the Company in this action and other related actions have been dismissed. In connection with the action and the proposed settlement thereof, the Company had previously recorded certain reserves covering, among other things, the proposed issuance of the shares of common stock. The market price of the Company's common stock had increased during the second quarter of fiscal 1995, and, as a result the Company recorded additional reserves of $122,000 to reelect the higher market price of the common stock at the time of the final settlement of the lawsuit. Upon settlement of this lawsuit, the restructuring reserves totaling approximately $637,000 were utilized, of which $37,500 represented the cash portion paid in the settlement which were offset by the sale of assets which had been previously written off. During the first nine months of fiscal 1995, the Company also sold equipment that had been fully reserved and settled certain associated lease obligations, resulting in a $133,000 reduction to the restructuring reserves.

         EEPROM Asset Sale Restructuring

         In connection with the EEPROM Asset Sale, the Company incurred certain restructuring costs or realized certain benefits during the first nine months of fiscal 1995 as follows:

         EEPROM Asset Sale. On January 30, 1994 the Company and Atmel entered into a settlement agreement to settle Atmel's claims made against the $600,000 escrow previously established. Under the settlement agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the

Company.  As a result, the Company recorded a $195,000 charge. In
addition,   the  Company  sold  EEPROM  inventory  returned  from
distributors for approximately $82,000.

         Excess facilities. The Company determined that its current headquarters' office and manufacturing space was substantially in excess of the space necessary to operate the Company's continued business. Since the Company occupies these facilities under a lease with a remaining term of approximately eight years, the Company decided to sublease its facilities for the remaining term of the lease. In fiscal 1994, the Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under the sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations were located at a higher rental rate than previously estimated, and as a result recorded through the nine months ended June 30, 1995 an $818,000 reduction to its restructuring reserves. The Company also recorded $881,000 of facility lease payments and broker fees in connection with the sublease.

         Discontinued Inventories. As a result of the EEPROM Asset Sale, the Company discontinued certain inventories, and, in the first quarter of fiscal 1995, the Company paid $12,000 to a foundry for inventories, which was offset by the sale of previously written-off inventory for $12,000.

         Other costs. The Company recorded other costs, primarily reflecting anticipated legal fees in connection with certain litigation against Hualon. The Company also paid $50,000 to an outside foundry for memory product process development and lease payments for certain equipment related to EEPROM products. During the first nine months of fiscal 1995, the Company recorded as other costs a reserve of $39,000 reflecting the settlement of certain litigation relating to end-user Ethernet adapter board products.

Results of Operations

         Revenues

         Net sales were $5,353,000 in the third quarter of fiscal 1995 and $17,722,000 for the nine month period ended June 30, 1995, representing a decrease of $590,000 compared to the third quarter of fiscal 1994 and an increase of $1,660,000 compared to the nine month period ended June 30, 1994, respectively. Since the EEPROM Asset Sale on February 7, 1994, the Company has derived its sales exclusively from the sale of data communication products. Consequently, there were no EEPROM sales for the nine month period ended June 30, 1995 compared to EEPROM sales of $3,035,000 for the nine month period ended June 30, 1994. Local area network ("LAN") integrated circuit sales of $5,353,000 in the third quarter of fiscal 1995, represented an increase of $1,117,000 compared to the third quarter of fiscal 1994 as a result of a 74% increase in unit sales, partially offset by a 27% decrease in average selling prices resulting from a change to a lower priced product mix. LAN integrated circuit sales were
$13,782,000 for the nine month period ended June 30, 1995, represented an increase of $3,503,000 compared to the nine month period ended June 30, 1994 as a result of a 25% increase in unit sales and a 7% increase in average selling prices. The Company was notified in fiscal 1995 by Apple Computer that the Company will receive no additional orders for the Company's proprietary transceiver products following the second quarter of fiscal 1995. As a result, there were no LAN subsystem product sales in the third quarter of fiscal 1995, compared to $1,638,000 for the third quarter of 1994. LAN subsystem product sales in the nine months ended June 1995 were $3,940,000, an increase of $1,258,000 from the comparable period of 1994. This increase in LAN subsystem sales was solely due to shipments of proprietary transceiver products to Apple Computer, which began in March 1994. The Company is actively marketing its LAN integrated circuits to Apple Computer for the transceiver products and other data communication applications. Although the Company believes that over the next few fiscal quarters it will be able to replace such sales with sales of LAN integrated
                               13
circuits to Apple Computer, additional sales of the Company's existing product line to other customers, and sales of new products, there can be no assurance that the Company will be successful in doing so.


         Gross Product Margins

         The Company includes in cost of sales all costs associated with the subcontract manufacturing, electrical test, subcontract assembly and final test of its integrated circuits and subsystems, warehousing, shipping, product returns and reserves for inventory obsolescence. Allowances for product returns are deducted from sales revenues. The Company recorded a gross profit of $2,022,000 in the third quarter of fiscal 1995 compared to a gross profit of $2,497,000 in the third quarter of fiscal 1994. The decrease in margin was mainly attributable to a change in product mix toward products with lower gross margins. The Company recorded a gross profit of $6,128,000 for the nine month period ended June 30, 1995 compared to a gross profit of $3,948,000 for the nine month period ended June 30, 1994, primarily as a result of the discontinued sales of the lower margin EEPROMs as a result of the EEPROM Asset Sales, as well as a favorable change in product mix towards sales of products with higher gross margins. As a result of the EEPROM Asset Sale in the second quarter of fiscal 1994, the Company substantially reduced its workforce, reduced its facility requirements and eliminated its lower margin products during the second quarter of fiscal 1994. Gross margins in future periods will be affected primarily by sales levels and product mix, average selling prices, wafer yields, the introduction of new products and improvements in manufacturing costs.

         Research and Development

         Research and development expenditures decreased from $794,000 in the third quarter of fiscal 1994 to $740,000 in the third quarter of fiscal 1995, and from $2,606,000 in the nine month period ended June 30, 1994 to $2,384,000 in the nine month period ended June 30, 1995. As a percentage of net sales, research and development expenditures increased from 13% in the third quarter of fiscal 1994 to 14% in the third quarter of fiscal 1995 primarily due to a decline in revenues and decreased from 16% to 13% for nine month periods ending June 30, 1994 and June 30, 1995 primarily, as a result of increased revenues, termination of personnel, the elimination of engineering subcontracting and equipment expenses associated with EEPROM products from the EEPROM Asset Sale. The Company expects that the level of research and development spending will increase in absolute dollars in the next several quarters as a result of increased development efforts on new LAN products, but may vary as a percentage of net sales.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses decreased from $1,219,000 in the third quarter of fiscal 1994 to $1,028,000 in the third quarter of fiscal 1995, and from $6,081,000 in the nine month period ended June 30, 1994 to $2,900,000 in the nine month period ended June 30, 1995, and decreased as a percentage of sales from 21% to 19% and from 33% to 16% for the same periods, respectively. These decreases were attributable primarily to a decrease in payroll and selling and administrative expenses after the Company substantially reduced its workforce and terminated operations of sales offices no longer needed after the EEPROM Asset Sale. The Company anticipates that the level of marketing, general and administrative expenses will remain at similar levels in absolute dollars in future quarters during the remainder of this fiscal year, but are expected to vary as a percentage of net sales.

         Interest Expense

         Interest expense increased from $72,000 in the third quarter of fiscal 1994 to $118,000 in the third quarter of fiscal 1995 as a result of higher interest rates on funds borrowed under the Company's bank credit line and decreased from $367,000 in the nine month period ended June 30, 1994 to $313,000 in the nine month period ended June 30, 1995, primarily due to a decrease in equipment lease line financing as a result of terminated leases associated with EEPROM equipment sold after the EEPROM Asset Sale.

         Interest Income and Other Income, Net

         Interest income and other income, net, increased from $32,000 in the third quarter of fiscal 1994 to $113,000 in the third quarter of fiscal 1995 and increased from $133,000 in the nine month period ended June 30, 1994 to $368,000 for the nine month period ended June 30, 1995 due to an increase in interest rates earned on excess cash balances, restricted cash and cash held in escrow invested in short-term investment instruments as a result of higher average cash balances due primarily to stock option and warrant exercises.

         Income Taxes

         The Company's provision for income taxes for the first nine months of fiscal 1995 was computed by applying the estimated annual effective tax rate to income before taxes.

         Factors Affecting Future Operating Results

         The semiconductor industry is highly cyclical. The industry is characterized by rapid technological change, fluctuations in end-user demand and price erosion. Accordingly, a particular company's operating results may be affected not only by industry-wide demand, but also by timely introduction of new products, market acceptance of competitive products, price competition and the distribution channels for its products. The Company's future quarterly operating results may also fluctuate as a result of other Company specific factors, such as price competition for mature products, growth of the Ethernet LAN segment of the electronics market and acceptance of the Company's newly introduced products for that market segment, variation in manufacturing yields for its products, significant expenditures for new products and process development, and dependence on certain customer product shipment demands. With specific reference to customer product shipment demands, the increases in LAN subsystem product sales for the first and second quarters of fiscal 1995 were primarily due to shipments of proprietary transceiver products to Apple Computer which began in March 1994. The Company was notified in fiscal 1995 by Apple Computer that the Company will receive no additional orders for the Company's proprietary transceiver products following the second quarter of fiscal 1995. The Company is actively marketing its LAN integrated circuits to Apple Computer for the transceiver products and other data communication applications. The proprietary transceiver products shipments represented 22% of the Company's revenues for the first nine months of fiscal 1995 ended June 30, 1995. Although the Company believes that over the next few fiscal quarters it will be able to replace such sales with sales of LAN integrated circuits to Apple Computer, additional sales of the Company's existing product line to other customers, and sales of new products, there can be no assurance that the Company will be successful in doing so. Due to the foregoing and other factors, past results may not be indicative of future results. In addition, the securities of many high technology companies have historically been subject to extreme price and volume fluctuations. The Company may be subject to these same fluctuations which may adversely affect the market price of the Company's common stock.


Liquidity and Capital Resources

         The  Company  has   satisfied   its  cash   requirements
principally through the public and private sale of securities, cash flow from operations and borrowings under bank lines of credit and capital lease financing.

         Management believes that existing sources of liquidity, anticipated cash flow from operations, and borrowings under the Company's credit facility will be adequate to satisfy its cash requirements at least through the end of fiscal 1996. However, there can be no assurance that the Company will have adequate resources to satisfy such requirements. It may become necessary for the Company to raise funds from debt and/or equity financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all.

         The Company's cash and cash equivalents balance decreased from $2,253,000 as of September 30, 1994 to $2,221,000 as of June 30, 1995, primarily as a result of paying one-time restructuring obligations, including real estate commissions incurred in the sublease of its previous headquarters building in Fremont, California, by paying for tenant improvements in its newly subleased headquarters building, by purchasing by the Company of inventory in the nine month period ended June 30, 1995 in anticipation of higher levels of shipments, by an increase in accounts receivable and decrease in accounts payable during the same period, offset partially by funds provided by the settlement with Atmel to settle Atmel's claims made against an escrow account previously established in connection with the EEPROM Asset Sale and proceeds from the exercise of stock options and warrants.

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

         Operating Activities

         Cash flows used for operating activities increased from $1,982,000 in the nine month period ended June 30, 1994 to $2,419,000 in the nine month period ended June 30, 1995, due primarily to the increased accounts receivable and inventory balances, offset by decreased accounts payable and accrual balances.

         Investing Activities

         Cash flows used for investing activities increased from $182,000 in the nine month period ended June 30, 1994 to $602,000 in the nine month period ended June 30, 1995, primarily as a result of an increase in cash invested for capital expenditures from $280,000 to $648,000 for the same periods, respectively. The Company anticipates an increase in capital expenditures in future periods associated with test operations and research and development activities.

         Financing Activities

         Cash flows provided by financing activities were $2,989,000 in the nine month period ended June 30, 1995 compared to $3,799,000 in the nine month period ended June 30, 1994. In the nine month period ended June 30, 1995, the Company made payments on capital lease obligations totaling $398,000, offset by proceeds from the issuance of stock of $3,387,000, primarily from warrant exercises. In the nine month period ended June 30, 1994, cash flows provided by financing activities included net proceeds of $4,907,000 from the issuance of stock to Atmel and warrant and stock option exercises. The Company also made payments on capital lease obligations totaling $1,108,000 in the nine month period ended June 30, 1994.

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings

         Hualon v. SEEQ Technology Incorporated (filed on March 30, 1994 in the United States District Court for the Northern District of California in San Francisco, California, Case No. C94 1075SAW). On March 30, 1994, the Company filed a lawsuit in the United States District Court for the Northern District of California against Hualon ("Hualon"), one of the Company's former foundries and joint development partners. In the lawsuit, the Company originally sought injunctive relief from the court to prevent Hualon from using certain of the nonvolatile memory technology sold by the Company to Atmel pursuant to the Asset Purchase Agreement, to which Hualon has asserted certain license rights under an alleged license agreement. In response to the Company's claims, Hualon asserted affirmative defenses and counterclaims seeking a declaration by the court that the alleged license agreement is valid and seeking specific performance of the alleged license agreement and other agreements previously entered into by the two parties. Hualon filed a motion for summary judgment and the Company's initial claim was subsequently dismissed by the court. Hualon has subsequently amended its counterclaims to include additional claims in the proceeding, including claims for damages for breach of, and for money owed pursuant to, other agreements between the Company and Hualon. The Company has subsequently amended its original complaint to include a number of additional claims against Hualon, including claims for damages for breach of, and for money owed pursuant to, such other agreements. Under the terms of one of the escrow agreements entered into with Atmel in connection with the EEPROM Asset Sale, under which $4,029,000 was on deposit in escrow as of June 30, 1995, excluding interest earned to date, the Company will be entitled to received such funds if it is determined that the alleged license agreement is invalid, or, if no such determination is made, to the extent that any claims made by Atmel that Atmel has suffered damages as a result of the alleged license agreement are unsuccessful, if Atmel fails to make a claim to such funds by February 1999, or as otherwise agreed by the Company and Atmel. The Company intends to vigorously prosecute its claims in this lawsuit and to defend claims made by Hualon. The Company believes that its claims and defenses in this lawsuit are meritorious. However, there can be no assurance as to the possible outcome of this proceeding. In the event that the Company is not successful in invalidating the alleged license agreement, Atmel may assert a claim against the Company under the Asset Purchase Agreement, including a claim for damages, if suffered by Atmel as a result of Hualon's use of any of such technology, and, in the event any such claim by Atmel is determined to be valid, Atmel may recover any such damages from the escrow described above. The Company believes that, in the event of any claim by Atmel, the amount of damages that may be payable by the Company upon a resolution thereof will not have a material adverse effect on the Company's cash flow, financial position or results of operations. However, there can be no assurance as to such matters.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         In June 1995, the Company's Chief Financial Officer resigned his position with the Company. The Company is currently in the process of recruiting a replacement for the Chief
Financial Officer position.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits: For a list of exhibits to this Form 10-Q see the exhibit index located on page 19.

         (b) Reports on Form 8-K:  None.

                          EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION OF DOCUMENT

3.1 Certificate of Incorporation (incorporated herein by reference to Registrant's Registration on Form S-1 (Registration No. 33-47985)).
3.2 Bylaws (incorporated herein by reference to Registrant's Registration on Form S-1
                  (Registration No. 3347985)).
4.1 Rights Agreement dated as of April 21, 1995 between the Company and American Stock Transfer and Trust Company, including exhibits thereto (incorporated herein by reference to Registrant's Form 8-A on May 2, 1995).
10.1              Form of Indemnification Agreement with
                  Directors and Officers (incorporated herein by reference to Registrant's Form 8-B filed on June 2, 1987).
10.2              Executive Compensation Plans and Arrangements.
10.2.1 Restated Periodic Purchase Plan, as amended (incorporated herein by reference to
                  Registrant's annual report on Form 10-K for the fiscal year ended September 30, 1991)).
10.2.2            Notice of Periodic Purchase Plan Offerings
                  (incorporated herein by reference to Registrant's
                  Form S-8 Registration Statement (Registration
                  No. 33-27419 filed on March 7, 1989)).
10.2.3 Restated 1982 Stock Option Plan, as amended (incorporated herein by reference to Registrant's
                  Form S-8 Registration Statement (Registration
                  No. 33-6544) filed on July 2, 1993).
10.2.4 1989 Non-Employee Director Stock Option Plan (incorporated herein by reference to
                  Registrant's Form S-8 Registration Statement
                  (Registration No. 33-35838) filed on July 11,
                  1990).
10.2.5            Kodiak Technology Incorporated 1989 Stock
                  Option Plan, and related Stock Option and Stock
                  Purchase Agreement (incorporated herein by reference to Registrant's annual report on Form 10-K for the fiscal year ended September 30,
                  1989).
10.2.6            Separation Agreement dated as of October 1,
                  1993, between the Company and J. Daniel
                  McCranie (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994)).
10.2.7 Separation Agreement dated as of March 4, 1994, between the Company and Michael E. Villott
                  (incorporated herein by reference to
                  Registrant's annual Report on Form 10-K for the fiscal year ended September 31, 1994).
10.3 Build to Suit Lease dated as of October 15, 1982, as amended ("1982 Lease"), between the Company and David W. Mariani Investment Partnership dba Mariani Financial Co. (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1986).
10.4 Stock Purchase Agreement dated as of July 16, 1990 between the Company and Hualon Microelectronics Corporation (incorporated herein by reference to Registrant's Quarterly Report on Form 1-Q for the period ended June 30, 1990).
10.5 Technology Transfer and Foundry Agreement dated as of July 16, 1990 between the Company and Hualon Microelectronics Corporation (subject to confidential treatment) (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1990.
10.6 Business Loan Agreement with Silicon Valley Bank dated as of August 2, 1991 (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).
10.7              Amendment to Business Loan Agreement with Silicon
                  Valley Bank as of February 24, 1993 (incorporated herein by reference to Registrant's Registration Statement on Form S-1 (Registration No. 33-47985)).

EXHIBIT NO.       DESCRIPTION OF DOCUMENT

10.8              Warrant Purchase Agreement dated as of August 2,
                  1991 with Silicon Valley Bank and warrant issued pursuant thereto (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).
10.9 Foundry Agreement dated as of November 15, 1991 between the Company and International
                  Microelectronic Products Inc. (subject to request for confidential treatment)
                  (incorporated  herein by reference to
                  Registrant's Annual report on Form 10-K for the fiscal year ended September 30, 1991).
10.10 Loan and Security Agreement with CIT Group/Credit Finance, Inc. dated November 22, 1993
                  (incorporated herein by reference to Registrant's
                  Annual Report on Form 10-K for the fiscal year ended September 30, 1993).
10.11 Warrant Agreement dated January 29, 1992 between the Company and certain stockholders
                  (incorporated by reference herein to Registrant's Registration Statement on Form S-1
                  (Registration No. 33-64822)).
10.12 Warrant Agreement dated April 27, 1993 between the Company and certain stockholders
                  (incorporated by reference herein to Registrant's Registration Statement on Form S-1
                  (Registration No. 33-64822)).
10.13 Form of Warrant issued by the Company to certain stockholders on July 30, 1993 (incorporated by reference herein to Registrant's Registration Statement on Form S-1 (Registration No. 33-64822)).
10.14 Stock Purchase Agreement and Exhibits thereto dated January 10, 1992 between the Company and certain stockholders (incorporated by reference herein to Registrant's Registration Statement on Form S-1 (Registration No. 33-64822)).
10.15 Asset Purchase Agreement dated February 7, 1994 between the Company and Atmel Corporation
                  (incorporated by reference to the Company's
                  Form 8-K dated February 7, 1994).
10.16 Stock Purchase Agreement dated February 7, 1994 between the Company and Atmel Corporation
                  (incorporated by reference to the Company's
                  Form 8-K dated February 7, 1994).
10.17 Escrow Agreement dated February 7, 1994 between the Company, Atmel Corporation and
                  Wilson, Sonsini, Goodrich & Rosati, P.C.
                  (incorporated by reference to the Company's
                  Form 8-K dated February 7, 1994).
10.18 Escrow Agreement dated April 14, 1994 between the Company, Atmel and Bank of America
                  NT&SA (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994).
11.1              Schedule of Computation of Earnings Per Share
27.1              Financial Data Schedule.

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                              SEEQ TECHNOLOGY INCORPORATED
                              (Registrant)



Dated:  August ___, 1995

                              By:

                              PHILLIP J. SALSBURY

                              Phillip J. Salsbury
                              President and Chief
                              Executive Officer,
                              Chief Financial Officer