Form 10-K405
period 1995-09-30
SEEQ TECHNOLOGY INC
filed 1995-12-21
CIK 702756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1995

                                       OR

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to
                                                         -------   -------

                         Commission File Number 0-11778

                          SEEQ TECHNOLOGY INCORPORATED
             (Exact name of registrant as specified in its charter)


       DELAWARE                                         94-2711298
(State of incorporation)                    (I.R.S. Employer Identification No.)

47200 Bayside Pkwy., Fremont, California                   94538
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (510) 226-7400
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No   .
                                             ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on December 15, 1995 as reported by Nasdaq, was approximately $123,718,815.

The number of outstanding shares of the registrant's Common Stock on December 15, 1995 was 29,992,440.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 1996 Annual Meeting of Stockholders as filed with the Commission (the "Proxy Statement") - Part III, Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS

    SEEQ Technology Incorporated (herein "SEEQ" or the "Company") is a leading supplier of Ethernet data communications products for networking applications. As an Ethernet silicon pioneer, SEEQ introduced the industry's first Ethernet chip set in 1982. Ethernet is the dominant local area network (LAN) technology today and was originally developed by Xerox and Digital Equipment Corporation in the late 1970s. SEEQ combines its strengths in digital circuit and analog design with its communications systems expertise to produce mixed-signal data communication solutions that provide increased functionality and greater reliability that result in lower total system cost. In 1983, the Company successfully developed the industry's first integrated Ethernet data communications controller. In 1994, the Company introduced the industry's first Fast Ethernet (100 megabits per second "Mbps") four-port controller.

    SEEQ's product development and marketing strategy is to sell its products to systems manufacturers who are performance and volume leaders in the information networking, telecommunications, personal computer, workstation and printer markets. The Company's more than 150 customers worldwide include such industry leaders as Apple Computer, Bay Networks, Cabletron, Cisco Systems, Compaq, Hewlett Packard, Intel, and 3COM. SEEQ's Ethernet data communications products are sold in numerous market applications of Ethernet adapter cards, workstations, media attachment units, print servers, file servers, multiport repeaters, standard hubs, switching hubs, bridges and routers.

    SEEQ's complete product line includes Ethernet data communication controllers, AutoDUPLEX(TM) Ethernet chip sets for automatic full duplex switched Ethernet applications, encoders/decoders, coaxial cable CMOS transceivers and unshielded twisted pair cable CMOS transceivers, and networking modules. In order to meet customers' needs for higher-speed LAN solutions, the Company has developed a new generation of products for Fast Ethernet, a new high-speed LAN technology. Fast Ethernet is a 100Mbps version of traditional 10Base-T Ethernet (10Mbps). The Company also sells media signaling integrated circuits for another emerging high speed LAN market, Asynchronous Transfer Mode ("ATM").

    The Company was founded in 1981 to develop, manufacture and market products incorporating metal-oxide-silicon ("MOS") reprogrammable, nonvolatile memory integrated circuit technology. In February 1994, the Company sold its nonvolatile memory technology and related assets to focus on the data communications market.

INDUSTRY BACKGROUND

    Corporate computing networks during the late 1960s and 1970s were characterized by expensive resources which were concentrated in a central location and accessed by remote display terminals. As the declining cost of computing power made distributed data processing possible, LANs developed in the early 1980s which provided departmental level processing in the form of powerful small personal computers ("PCs") and microprocessor-based workstations. LANs are used at the departmental level for information exchange among the local computers and sharing of peripherals.

    Although the computer industry initially favored proprietary LAN solutions, a cooperative effort between computer and communications vendors under the sponsorship of the Institute of Electrical and Electronic Engineers ("IEEE") resulted in several LAN protocol standards including Ethernet and Token Ring. These standard-based LANs provide a local shared communications facility which can be accessed by products from multiple vendors, even though the higher level of protocols for these products may be incompatible. Under these standards, the installation of LANs has expanded significantly, with over half of the worldwide PCs now connected to some form of LAN.

    The PC LAN network consists of the following three major hardware elements allowing data communication through a network operating system: network interface cards ("NICs"), physical media transfer communication hardware and file servers. The NIC is the hardware which allows a PC or workstation to link via the physical media of transmission to the other network users and peripherals. The physical media transfer communication hardware are the connectors used to connect the NICs to the network and the type of wire the transmission media used through the LAN. The choices of wiring include thick and thin Ethernet cable, shielded and unshielded twisted pair (telephone cable), and fiber optic cabling. The use of the growing installed base of twisted-pair copper telephone lines is expected to remain the primary means for local connectivity to the information superhighway. Currently, unshielded twisted-pair copper wire is the most cost-effective means of transmitting information at the data rates typically required for local connectivity.

    Demand for LAN products has grown rapidly in recent years, as a result of the growth in corporate networks, the introduction of client/server computing, the expansion of personal computer and workstations markets, and the development of new applications, including video conferencing, image processing and multimedia. As networks grow in size and these new applications require faster data rates, business networks will require more throughput capacity than is currently provided by current implementations such as 10 Mbps Ethernet or 16 Mbps Token Ring. Fast Ethernet and ATM technologies are expected to satisfy the requirement for greater bandwidth capacity on most local area networks.

BUSINESS STRATEGY

    SEEQ's objective is to be a leading provider of digital and mixed-signal silicon "connectivity" solutions for data communication applications. Key elements of the Company's business strategy include the following:

    DELIVER A BROAD RANGE OF PRODUCT OFFERINGS TO FAST GROWING SYSTEMS MANUFACTURERS

    The primary focus of SEEQ's business strategy is to provide "connectivity solutions" to leading systems manufacturers in rapidly growing Ethernet and ATM based data communications markets. The Company strives to maintain close contact with its customers and prospective customers to identify opportunities to design products to meet customer specific functional requirements and to bring added value to the end product. The Company also strives to continuously expand its data communication product offerings in order to increase the capability and operational and cost efficiencies for most LAN applications.

    EXPAND "FAST" ETHERNET PRODUCT OFFERINGS AND CUSTOMER BASE

    The Company is committed to the introduction of new data communication products into existing and new high-speed LAN market segments (such as Fast Ethernet and ATM), which enable system OEM's to improve performance, address new applications and further integrate higher levels of system functionality. The Company's existing line of Fast Ethernet products enable SEEQ to provide a full range of LAN data communication solutions to its customers. SEEQ has been successful in expanding its customer base by developing business relationships with both established and emerging systems manufacturers. As the data communications market, and specifically LAN equipment suppliers, adopt new, more complex protocol standards, such as Fast Ethernet and ATM, and demand a higher level of functional integration, SEEQ believes its' new product offerings will satisfy most LAN connectivity requirements.

    CAPITALIZE ON MIXED-SIGNAL AND COMMUNICATIONS SYSTEMS EXPERTISE

    The Company has assembled a talented group of engineers possessing both mixed-signal integrated circuit and communications systems design skills. SEEQ believes that its design staff is one of the leading mixed-signal teams in the industry and represents one of the Company's core competitive strengths. The Company's strategy is to utilize its process development and LAN technology expertise, together with its manufacturing knowledge, to supply highly integrated connectivity solutions at lower system cost than competitors' products.

    MAINTAIN COST-EFFECTIVE SILICON FOUNDRY RELATIONSHIPS

    SEEQ obtains the necessary supply of finished wafers to meet its manufacturing needs through selective foundry arrangements with major semiconductor manufacturers. These relationships are intended to provide SEEQ with the required wafer fabrication capacity, and to provide the Company with access to next generation silicon process technology. Due to the high demand for world-wide foundry capacity, it is the Company's objective to maintain two suppliers for each of its "high-volume" products. Presently, SEEQ has foundry arrangements with seven semiconductor manufacturers; AMI Semiconductor, Hualon Microelectronics Corporation ("HMC"), International Microelectronics Products, Inc. ("IMP"), Ricoh, Rohm, Samsung Semiconductor and VLSI.

    EXTEND STRATEGIC RELATIONSHIPS WITH INDUSTRY LEADERS

    SEEQ continues to work closely with systems manufacturers that are market and technology leaders, which in selected cases has led to strategic sole-source supplier arrangements. At the heart of customer relationships, the product design and applications team at the Company focuses on meeting a customer's specific system requirements. This close working relationship also enables SEEQ to identify requirements for future systems being developed by the customer. In addition, the Company plays an active role in industry-wide alliances aimed at developing standards for new LAN technologies. SEEQ is a contributing member of the Fast Ethernet Alliance, Full Duplex Switched Ethernet Consortium and the Desktop ATM25 Alliance.

    BASE INITIAL TARGET MARKET FOR CERTAIN FAST ETHERNET PRODUCTS ON 100BASE T4 STANDARDS

    SEEQ has developed its Fast Ethernet product-line based on the IEEE 100Base-T4 standard for copper wire. Two standards currently exist for 100Base-T Fast Ethernet, 100Base-T4 (consisting of four twisted pair wire) and 100Base-TX (consisting of two twisted pair wire). It is estimated that the majority of the existing structures in the United States are wired with Category 3 type wire, which requires 100Base-T4 standard protocol. Newer buildings are generally wired using Category 5 wiring, which requires 100Base-TX standard protocol. SEEQ's Fast Ethernet products are fully functional on either Category 3 or 5 wire. Presently, the cost per connection is significantly lower using a 100Base-T4 product solution than the 100Base-TX. While the Company's Fast Ethernet Controllers support both 100Base-T4 and 100Base-TX protocols, its new physical layer devices presently only support the 100 Base-T4 standard protocol.

PRODUCTS

    Electronic data communications is one of the largest and fastest growing segments of the integrated electronics market. LANs, representing networks connecting two or more computers and peripherals within a localized geographical area (e.g., office floor, building, or campus), address the need to share information among individuals in close proximity. The most popular data communication LAN technology in the market is Ethernet. The speed of standard Ethernet is 10Mbps. Signal detection on Ethernet is based upon the concept of carrier sense multiple access with collision detection ("CSMA/CD"). Today the vast majority of Ethernet products are based on IEEE 802.3 standards. The most popular Ethernet standard is 10Base-T, the operation of Ethernet over unshielded twisted pair ("UTP") wiring.

    The Company's Ethernet data link controllers are used in local area network systems that can interconnect a wide variety of computers and peripheral devices. They are generally used in Ethernet-compatible systems, and replace a substantial number of discrete components previously contained on a printed circuit board. The Company also produces a set of Ethernet encoder/decoder circuits, media interface adapters ("MIAs"), and Ethernet transceiver circuits. The Company's data communications products have significantly reduced the cost of Ethernet connections for local area network manufacturers.

    The Company is also a leader in the application of automatic full duplex technology to Ethernet LANs. SEEQ's AutoDuplex feature uses specially coded link pulses to determine if the channel has duplex capabilities. The SEEQ patented technique allows any node in a 10Base-T network to determine if it has a full duplex channel for its use and to automatically modify its behavior when establishing independent transmit and receive communication channels. This technique effectively doubles the communications channel bandwidth available to the node. In a 10Base-T network with full duplex nodes connected to a switching hub or multiport bridge, the effective network bandwidth is doubled to 20 Mbits/sec. SEEQ has extended this technique to Fast Ethernet to effectively increase the network bandwidth to 200 Mbits/sec.

    In order to meet customers' needs for higher-speed LAN solutions, the Company has developed a new generation of products for the new LAN technology called Fast Ethernet. During 1994, the Company introduced its first Fast Ethernet product, the 100Mbps four port Fast Ethernet controller. Recently, SEEQ has introduced a second major product in its Fast Ethernet product-line, a 100Mbps physical layer device.

MARKETING AND SALES

    The Company sells its products to OEMs and distributors representing a wide range of markets, including computer systems, facsimile equipment, engineering workstations, modems, process controllers, and commercial data processing systems. The Company's ten largest customers accounted for approximately 34%, 54% and 68% of net revenues for fiscal years 1993, 1994 and 1995, respectively. No one customer accounted for 10 percent or more of revenues in fiscal 1993. Two customers, Apple Computer and Cisco Systems, accounted for approximately 16% and 11% of revenues in fiscal 1994, respectively. Apple Computer and Serial Systems (an agent for Hewlett Packard and Compaq) accounted for approximately 17% and 16% of revenues in fiscal 1995, respectively.

    The Company coordinates all domestic sales through two regional sales offices in addition to its Fremont, California headquarters. The Company's four OEM sales managers work closely with manufacturers' representatives and distributors to secure design-ins and production orders.

    The Company markets its products through a network of independent manufacturers' representatives and independent distributors. The Company has contracted with five national distributors to stock and sell the Company's products from an aggregate of approximately eight stocking locations. In addition, the Company has contracted approximately 14 independent manufacturers' representatives throughout the United States, representing approximately 160 individual salespeople. The representatives obtain orders for SEEQ, which the Company fills by shipping directly to the purchaser and for which the Company pays the representatives commissions based on the sales.

    International sales were approximately $6.3 million, $7.1 million and $8.6 million, representing approximately 19%, 33% and 38% of product sales, for fiscal years 1993, 1994 and 1995, respectively. International sales are accomplished through a network of approximately 28 stocking representatives, together with international sales management in Fremont, California. Sales to foreign customers are shipped from the Company's headquarters F.O.B. and are usually billed and paid in United States dollars. Although sales may be made subject to tariffs in certain countries or with regard to certain products, at present the Company's average selling prices for foreign sales are not significantly different from those for domestic sales. Foreign sales are subject to certain control restrictions imposed by the United States and foreign governments, but the Company has not encountered any such limitations that have materially affected its foreign sales.

    SEEQ's volume purchase orders do not necessarily result in sales as they are generally terminable by the customer without significant penalty. Consequently, backlog figures are not necessarily indicative of future sales.

RESEARCH AND DEVELOPMENT

    Expertise in a variety of related disciplines and functions is necessary to design, develop and manufacture mixed signal semiconductor integrated circuits which combine both digital and analog circuits. These disciplines include systems and application engineering, computer aided design, device physics, semiconductor process engineering, circuit design, reliability physics and test engineering. The Company has committed and will continue to commit substantial resources over an extended period to develop new products and technologies utilizing all of these disciplines.

    The Company is concentrating on the application of its proprietary technologies for the development of mixed signal integrated circuits for the data communications market. Present research and development efforts are focused on the development of Ethernet controllers and media signaling integrated circuits for the 100Mbps Fast Ethernet market and ATM market, and more highly integrated signaling devices for the 10Mbps Ethernet market. The Company invented the AutoDUPLEX technique for automatic full duplex operation in switched Ethernet applications running over twisted pair cabling. The Company has one issued patent pertaining to automatic full duplex and other applications pending.

    The Company's research and development expenditures were approximately $3,289,000, $3,278,000 and $3,069,000 for the fiscal years 1993, 1994 and 1995, respectively. As of September 30, 1995, 17 employees were engaged in research and development activities.

MANUFACTURING

    The manufacturing process for semiconductors is divided into three basic operations: silicon wafer fabrication, assembly and testing. SEEQ has chosen to use independent silicon foundries and assembly subcontractors to fabricate and assemble its integrated circuits. This strategy enables the Company to focus its resources on the design and test areas, where the Company believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor silicon fabrication and assembly facilities.

    Presently, SEEQ has a business relationship with seven foundries. As SEEQ does not have its own wafer fabrication capability, it must compete for foundry capacity with other, larger semiconductor suppliers. During the fourth quarter of fiscal 1995, the Company agreed to phase out its long term foundry arrangement with IMP, which manufactured a number of SEEQ's older Ethernet mixed-signal chips. Consequently, during the fourth quarter fiscal 1995, the Company was unable to manufacture enough product to meet demand. While IMP will continue to manufacture wafers for supply to SEEQ through March 1996, the Company has re-established a foundry relationship with Hualon Microelectronics Company ("HMC") of Taiwan. HMC will manufacture 10Mbps Ethernet mixed-signal products under a foundry agreement which extends through July 1998. In re-establishing the production process with HMC, due to the complexity of the process, there can be no assurance that significant costs or time delays will not be incurred in the pre-production process or that such costs and/or time delays will not have an adverse effect on future operating results.

    SEEQ works closely with its foundry partners to obtain a steady and predictable supply of integrated circuits and is in the process of adding new foundry partners to increase capacity. While the Company believes it can obtain fabrication capacity with its current foundry resources to meet current and future expected demand, the Company could experience a shortfall in product availability if any of its foundry partners are unable to meet planned capacity requirements or production schedules. Additionally, no one foundry partner is capable of supplying sufficient capacity to meet total current or future expected demand.

    Test operations are performed during each phase of the manufacturing process. SEEQ uses sophisticated testing equipment to test the die on each silicon wafer prior to shipment for assembly. After assembly, each unit (i.e. packaged die) undergoes final electrical testing at the Company. For certain mature 10Mbps products, the Company subcontracts the final testing in order to increase overall test capacity. SEEQ's Ethernet controller products are manufactured, including final testing, by two of its foundries.

    Although the manufacturing process is highly controlled, equipment malfunctions, process complexities, minute impurities, or defects in the masks may cause a substantial percentage of the silicon wafers to be rejected or individual chips to be non-functional, a problem indigenous to the semiconductor industry. There can be no assurance that the Company or any of its foundry suppliers will not experience yield problems in the future.

COMPETITION

    The semiconductor industry is intensely competitive. SEEQ believes that no single competitor offers similar products across SEEQ's entire product line. However, several semiconductor manufacturers offer products competitive with certain of those offered by the Company. The Company competes principally on the basis of the timely and successful development and introduction of new products and technologies, the quality, functionality, price and performance characteristics of its products and the adaptability of such products to specific applications. SEEQ believes that it competes favorably with respect to most of these factors. In addition, SEEQ believes that its principal competitive strengths arise from its technological capabilities in the development of both mixed-signal integrated circuit and communications systems designs. Many of SEEQ's competitors have substantially greater, technical, financial, manufacturing and marketing resources than the Company, and no assurance can be given that the Company can continue to compete successfully in the future.

PATENTS, TRADEMARKS AND LICENSES

    The Company pursues a policy of obtaining patents for appropriate inventions, although the Company believes its success depends primarily upon the experience and creative skills of its employees rather than the ownership of patents. The Company has obtained nonexclusive licenses from certain other organizations, such as Texas Instruments, Incorporated, Xerox Corporation, and AT&T, for use of product designs or specifications in the development of the Company's products. Such license arrangements on a non-exclusive basis are customary in the industry.

    The Company has one United States patent issued which expires in May 2011. In addition, the Company has a patent application which has been allowed and will be issued by the U.S. Patent Office in due course. However, there can be no assurance that the patent will provide SEEQ with any meaningful protection. The Company also has certain federally registered trademarks. The Company is pursuing a systematic strategy of submitting patent applications whenever justified by a combination of business and technical considerations. In addition, the Company avails itself of mask work protection for its designs.

    As is the case with many companies in the semiconductor industry, it may become necessary or desirable in the future for SEEQ to obtain licenses relating to its products from others. SEEQ has in the past received notification of possible infringement of patents from certain other semiconductor manufacturers and these matters are under consideration. Although patent holders in the industry typically offer licenses, and SEEQ in the past has entered into license agreements, there can be no assurance that licenses can be obtained on acceptable terms.

    The Company, from time to time, enters into technology and second source agreements. The Company has not granted any rights relative to its process or design technology which are or will be exclusive.

ENVIRONMENTAL REGULATIONS

    The manufacture of semiconductors requires the use and storage of substantial amounts of toxic chemicals and other hazardous materials. There have been several incidents in the semiconductor industry of environmental pollution or personal injury related to improper storage or use of these substances. The Company believes that its facilities are in compliance with applicable environmental regulations, and that its operations have not caused any significant environmental problems. The regulations concerning environmental protection have grown increasingly complex and rigorous. Accordingly, there can be no assurance that the Company will not violate environmental regulations in the future which may require it to incur substantial expenses.

EMPLOYEES

    As of September 30, 1995, the Company had 67 employees, including 11 in marketing and sales, 17 in research, development and engineering related functions, 32 in manufacturing and 7 in management, administration and finance. The Company's success depends on a number of key employees, the loss of one or more of whom could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. The Company has never had a work stoppage, slow-down or strike. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES.

    The Company's executive offices and manufacturing and principal research and design facilities currently occupy a 54,000 square foot building located in Fremont, California. The building is leased by the Company under a lease scheduled to expire in 2005 with one five-year renewal option. The Company also leases additional offices for its area sales managers in Westlake, California and Burlington, Massachusetts.

ITEM 3.  LEGAL PROCEEDINGS.

    Pursuant to the Asset Purchase Agreement dated February 7, 1994, (the "Asset Purchase Agreement") by and between SEEQ and Atmel Corporation ("Atmel"), Atmel purchased the assets of SEEQ related to its electrically erasable programmable read only memory ("EEPROM") products (the "EEPROM Asset Sale"). A substantial portion of the consideration received by the Company in connection with the EEPROM Asset Sale was placed in escrow subject to certain claims of indemnity by Atmel under the Asset Purchase Agreement. As of September 30, 1995, $4,029,000 was on deposit in escrow (excluding interest earned thereon to such date). Such amount is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale under the terms of the Asset Purchase Agreement. Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("HMC"), one of SEEQ's foundries and joint development partners, that SEEQ previously granted HMC certain license rights to the EEPROM technology pursuant to an alleged license agreement, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or, if Atmel makes a claim prior to such date under such escrow, then until such claim is resolved by a court. The Company will be entitled to receive such funds if it is determined that the alleged license agreement is invalid, or, if no such determination is made, to the extent that any claims made by Atmel that Atmel has suffered damages as a result of the alleged license agreement are unsuccessful, or if Atmel does not make a claim to such funds by February 1999, or as otherwise agreed by the Company and Atmel. On March 30, 1994, the Company filed a lawsuit against HMC in which, among other things, the Company sought a declaration by the court that the alleged license agreement is invalid. On August 16, 1995, the Company and HMC entered into a Settlement Agreement, Release and Tolling Agreement. Under the terms of such Agreement, the Company agreed, among other things, that the claims asserted against HMC in respect of the alleged license agreement would be tolled for such time and on such terms as provided therein. As a result, the Company is not currently pursuing such claims. The Company is entitled to pursue such claims in the future, however, subject to the terms of the Settlement Agreement, Release and Tolling Agreement. In the event that the Company does not cause the alleged license agreement to be invalidated, Atmel may assert a claim against the Company under the Asset Purchase Agreement, including a claim for damages, if suffered by Atmel as a result of HMC's use of any of such technology, and, in the event any such claim by Atmel is determined to be valid, Atmel may recover any such damages from the escrow described above. The Company believes that, in the event of any claim by Atmel, the amount of damages that may be payable by the Company upon a resolution thereof will not have a material adverse effect on the Company's cash flow, financial position or results of operations. However, there can be no assurance as to such matters. Under the terms of the settlement, the Company agreed to pay HMC $500,000 due in three consecutive monthly installments beginning in August 1995. The Company further agreed to issue to HMC 100,000 shares of SEEQ's common stock and reactivate and modify the 1990 Foundry and Co-Development Agreement (see Note 10 of Notes to Consolidated Financial Statements).

On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company, in the United States District Court of Northern California, alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. Based on the Company's limited review to date, management believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

    In addition, SEEQ is involved in certain other routine litigation in the ordinary course of its business. SEEQ believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended September 30, 1995.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

    The Company's stock is listed on the Nasdaq National Market under the symbol "SEEQ". The tables below present the high and low market prices for fiscal years 1995 and 1994. The Company has never paid dividends on common shares and has no present plans to do so.

                        Fiscal 1995                     Fiscal 1994
                        -----------                     -----------
Quarter            High            Low             High             Low
-------            ----            ---             ----             ---
First              $ 1-3/16        $   3/4         $ 1-3/4          $ 1-1/16
Second             $ 2-1/2         $   13/16       $ 1-1/2          $ 1-3/32
Third              $ 4             $ 2             $ 1-15/16        $   15/16
Fourth             $ 5-1/4         $ 2-15/16       $ 1-9/32         $   15/16

    The approximate number of stockholders of record at September 30, 1995 was 1,000.

    On April 21, 1995, the Company declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company, to guard against partial tender offers, squeeze-outs, open market accumulations and other tactics that might be employed to gain control of the Company without paying all stockholders a control premium. The Rights will be exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the Company's common stock.

    Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $15.00 upon certain events. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, each Right will entitle its holder to purchase, at the Right's then-current price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. In addition, if a person or group acquires 15% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company's common shares (or cash, other securities or property) having a market value of twice the Right's exercise price. At any time within ten days after a person or group has acquired beneficial ownership of 15% or more of the Company's common stock, the Rights are redeemable for one cent per Right at the option of the Board of Directors. The Rights are intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover. The dividend distribution was made on May 2, 1995 payable to stockholders of record on that date. The Rights will expire on May 2, 2005.

ITEM 6. SELECTED FINANCIAL DATA.

    The consolidated selected financial data presented below as of September 30, 1991, 1992, 1993, 1994 and 1995, and for each of the five-year period ended September 30, 1995, are derived from the consolidated financial statements of the Company. The consolidated financial statements as of September 30, 1994 and 1995, and for each of the years in the three-year period ended September 30, 1995, have been audited by Price Waterhouse LLP, independent accountants.

                                                                  FISCAL YEAR ENDED SEPTEMBER 30, (1)
                                                  ---------------------------------------------------------------------
                                                    1991         1992             1993           1994             1995
                                                    ----         ----             ----           ----             ----
                                                               (in thousands, except per share data)
                                                               -------------------------------------
STATEMENT OF OPERATIONS DATA:

Revenues                                         $  48,563     $ 37,080        $ 32,980       $ 21,480        $  22,512
                                                 ----------------------------------------------------------------------
Costs and expenses:
  Cost of revenues                                  33,470       24,765          21,796         15,632           14,758
  Research and development                           7,076        4,722           3,289          3,278            3,069
  Marketing, general and administrative             10,637       10,173           7,827          6,939            3,827
  Restructuring and other, net                          --        7,431 (2)       3,236 (3)      4,932 (4)        (399) (5)
                                                 ----------------------------------------------------------------------
     Total costs and expenses                       51,183       47,091          36,148         30,781           21,255
                                                 ----------------------------------------------------------------------
Income (loss) from operations                      (2,620)     (10,011)         (3,168)        (9,301)            1,257
Interest (expense)                                 (1,172)      (1,444)         (1,056)          (456)            (431)
Interest and other income, net                         578          154             100            187              518
Gain on sale of stock                                   --           --              --          1,693 (6)           --
                                                 ----------------------------------------------------------------------
Income (loss) before income taxes                  (3,214)     (11,301)         (4,124)        (7,877)            1,344
Provision for income taxes                              --           --              --             --             (14)
                                                 ----------------------------------------------------------------------
Net income (loss)                                $ (3,214)   $ (11,301)       $ (4,124)      $ (7,877)        $   1,330
                                                 ======================================================================
Net income (loss) per share:                     $  (0.22)   $   (0.74)       $   (0.25)     $  (0.32)        $    0.05
Shares used in per share calculation:               14,454       15,243          16,741         24,273           29,205
-----------------------------------------------------------------------------------------------------------------------

                                                                  SEPTEMBER 30,
                                     ----------------------------------------------------------------------
                                         1991        1992            1993           1994             1995
                                         ----        ----            ----           ----             ----
                                                                 (in thousands)
                                                                 --------------
BALANCE SHEET DATA:
Working capital                      $   5,557    $   (607)       $   5,088      $     908        $   6,382
Total assets                            38,795       23,728          17,871         17,307           18,934
Long-term obligations                    6,283        1,602           1,926          2,564            1,524
Stockholders' equity                    13,742        4,472           6,544          4,056           10,768

(1) The Selected Financial Data for fiscal years ended September 30, 1991 through September 30, 1993 does not give effect to the sale of assets in the EEPROM Asset Sale on February 7, 1994, which constituted a significant portion of the Company's operations during these fiscal years. See the discussions under Notes 3 and 4 of Notes to Consolidated Financial Statements.

(2) The Company recorded $7,431,000 in charges against operations in fiscal 1992 associated with closing its wafer fabrication facility.

(3) The Company recorded $3,236,000 in charges against operations in fiscal 1993 reflecting an adjustment to its prior estimates in connection with closing its wafer fabrication facility and costs associated with the resignation the Company's previous president and chief executive officer.

(4) The Company recorded $4,932,000 in charges against operations in fiscal 1994 representing a loss and other restructuring costs associated with the EEPROM Asset Sale and the discontinuation of the Company's end-user Ethernet adapter board products. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

(5) The Company recorded $399,000 as a benefit against operations in fiscal 1995 representing a change in the estimates of its restructuring reserves. See
    Note 4 of Notes to Consolidated Financial Statements.

(6) The Company recorded a gain on the sale of stock in the amount of $1,693,000. See Note 3 of Notes to Consolidated Financial Statements.

    The following table sets forth consolidated statements of operations data for each of the eight quarters beginning October 1, 1993 and ending September 30, 1995. This information has been derived from unaudited consolidated quarterly financial statements of the Company, which include all adjustments, consisting only of normal recurring adjustments, except for adjustments relating to certain restructuring and other expenses and gains on sales of stock, that the Company considers necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                         THREE MONTHS ENDED
                                          -------------------------------------------------------------------------------------
                                           Dec 31,    Mar. 31   Jun. 30    Sep. 30     Dec 31,    Mar. 31    Jun. 30    Sep. 30
                                            1993       1994       1994       1994       1994       1995       1995       1995
                                           -------    -------   -------    -------     -------    -------    -------    -------
                                                           (in thousands, except per share data)
                                                           -------------------------------------
Revenues                                  $ 5,828    $ 4,292    $ 5,943    $ 5,418    $ 6,180    $ 6,189    $ 5,353    $ 4,790
                                          ------------------------------------------------------------------------------------
Costs and expenses:
  Cost of revenues                          4,728      3,939      3,446      3,518      4,330      3,933      3,331      3,164
  Research and development                    740      1,072        794        671        836        808        740        685
  Marketing, general and administrative     2,059      2,803      1,219        858        855      1,017      1,028        927
  Restructuring and other, net               --        3,391      1,664       (123)      (285)       (41)       (73)      --
                                          ------------------------------------------------------------------------------------
     Total costs and expenses               7,527     11,205      7,123      4,924      5,736      5,717      5,026      4,776
                                          ------------------------------------------------------------------------------------
Income (loss) from operations              (1,699)    (6,913)    (1,180)       494        444        472        327         14

Interest (expense)                           (132)      (164)       (72)       (89)       (87)      (108)      (118)      (118)
Interest and other income, net                 46         55         32         53        142        113        113        150
Gain on sale of stock                        --         --        1,693       --         --         --         --         --
                                          ------------------------------------------------------------------------------------
Income (loss) before income taxes          (1,785)    (7,022)       473        458        499        477        322         46
Provision for income taxes                   --         --         --         --            5          7          1          1
                                          ------------------------------------------------------------------------------------
Net income (loss)                         $(1,785)   $(7,022)   $   473    $   458    $   494    $   470    $   321    $    45
                                          ====================================================================================
Net income (loss) per share:              $ (0.08)   $ (0.29)   $  0.02    $  0.02    $  0.02    $  0.02    $  0.01    $  0.00

Shares used in per share calculation:      21,803     23,816     25,788     25,895     25,820     26,737     30,287     31,993

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

    The Company was founded in 1981 to focus on the development and manufacture of electrically erasable programmable read only ("EEPROM") products and in 1982 began developing Ethernet data communication products. The Company recorded its first profitable year in fiscal 1987 and the growth continued in fiscal 1988 as both revenues and net income reached record levels. In addition, the Company's financial condition was strengthened when a public common stock offering was completed in May 1988. Fiscal 1989 results were adversely affected by weakening market conditions and production problems. In fiscal 1989, the Company adopted a strategy to have its products manufactured by outside foundries.

    During the second quarter of fiscal 1994, the Company sold its assets related to its EEPROM products (the "EEPROM Asset Sale") to Atmel Corporation ("Atmel"). Under the terms of the Asset Purchase Agreement dated February 7, 1994 between SEEQ and Atmel, Atmel acquired all rights in SEEQ's assets related to EEPROM products, including intellectual property, equipment, inventory and a portion of the accounts receivable. The purchase price for such assets consisted of 135,593 shares of Atmel's Common Stock and $481,632 in cash. In addition, Atmel assumed certain liabilities under equipment leases for equipment used in producing EEPROM products. Since this sale, the Company's business relates to data communication products.

    During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel Common Stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale was deposited in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, which contained $600,000, was subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. On January 30, 1995, the Company entered into an agreement with Atmel to settle Atmel's claim. Under the terms of the agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. All interest earned on the funds in such escrow account was distributed proportionately between SEEQ and Atmel. As a result, the Company recorded a $195,000 charge. In addition, the Company sold EEPROM inventory returned from distributors for approximately $82,000. The second escrow account, which initially contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, $300,000 was distributed to SEEQ from the escrow account, leaving $4,029,000 on deposit therein as of September 30, 1995 (excluding interest earned to date of $269,000). Atmel has notified SEEQ that, based on certain claims asserted by HMC, one of SEEQ's foundries and joint development partners, that SEEQ previously granted HMC certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although, Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

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

    In connection with the EEPROM Asset Sale and the Company's decision in fiscal 1994 to discontinue its end-user Ethernet adapter board product line, the Company adopted a restructuring plan pursuant to which, among other things, certain business operations were discontinued, certain facilities were eliminated and certain employees were terminated.

The following table summarizes the activity under this restructuring plan for the year ended September 30, 1995 (in thousands):

                                   Reserve at   Restructure    Utilization   Reserve at   Restructure   Utilization   Reserve at
                                   September      Benefit      (Benefit)      September     Benefit      (Benefit)     September
                                    30, 1993     (Charge)        Charge       30, 1994      (Charge)       Charge      30, 1995
                                                Recorded in      During                   Recorded in      During
                                                Fiscal 1994    Fiscal 1994                Fiscal 1995   Fiscal 1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands)
--------------------------------------------------------------------------------------------------------------------------------
Facility lease, inventory and
other equipment costs               $(2,005)      $ 1,026       $   413       $  (616)      $    11       $   605       $ --
==============================================================================================================================
EEPROM Asset Sale
Restructuring
   Sale proceeds                       --           5,482        (5,482)         --            --            --           --
   Costs of assets transferred         --          (5,656)        5,601           (55)         (195)          250         --
   Excess facilities                   --          (3,186)          652        (2,534)          818           915         (801)
   Severance                           --            (421)          421          --            --            --           --
   Discontinued inventories            --            (404)          254          (150)           51            99         --
   Excess property and
   leasehold improvements              --            (158)          158          --            --            --           --
   Other costs                         --            (578)          231          (292)         (338)          435         (195)
------------------------------------------------------------------------------------------------------------------------------
                                       --          (4,747)        1,716        (3,031)          336         1,699         (996)
==============================================================================================================================
End-user Ethernet adapter
board products write-off
  Discontinued inventories             --            (808)          808          --            --            --           --
  Other costs                          --            (229)          229          --              52           (52)        --
------------------------------------------------------------------------------------------------------------------------------
                                       --          (1,037         1,037          --              52           (52)        --
==============================================================================================================================
Totals                              $(2,005)      $(4,932)      $ 3,340       $(3,647)      $   399       $ 2,252       $ (996)
==============================================================================================================================

FACILITY LEASE, INVENTORY AND OTHER EQUIPMENT COSTS

The reversal in fiscal 1994 reflects an adjustment to a reserve recorded in prior fiscal years by the Company to cover estimated costs in connection with the termination of the Company's prior facility lease. During the second quarter of fiscal 1995, the Company entered into a final settlement of a lawsuit previously filed against the Company by GOCO Realty Fund I for rent and damages under a lease of certain premises previously occupied by the Company which the Company vacated in July 1992. The claims asserted in this lawsuit were subsequently assigned to Brazos Partners L.P. ("Brazos"). The terms of the settlement provided for the payment by the Company to Brazos of $37,500, the issuance by the Company to Brazos of 375,000 shares of its common stock, and the assignment by the Company of a $360,000 promissory note and the $75,000 security deposit on such premises which were both due to the Company. As a result of the settlement, all actions and related claims against the Company in this action and other related actions have been dismissed. In connection with the action and the proposed settlement thereof, the Company had previously recorded certain reserves covering, among other things, the proposed issuance of the shares of common stock. The market price of the Company's common stock increased during the second quarter of fiscal 1995, and, as a result, the Company recorded additional reserves of $122,000 to reflect the higher market price of the common stock at the time of the final settlement of the lawsuit. Upon settlement of this lawsuit, the restructuring reserves totaling approximately $637,000 were utilized, of which $37,500 represented the cash portion paid in the settlement. During fiscal 1995, the Company also sold equipment that had been fully reserved and settled certain associated lease obligations, resulting in a $133,000 reduction in the restructuring reserves.

EEPROM ASSET SALE RESTRUCTURING

In connection with the EEPROM Asset Sale, the Company incurred certain restructuring costs or realized certain benefits during fiscal 1994 and 1995 as follows:

EEPROM Asset Sale. On January 30, 1995 the Company and Atmel entered into a settlement agreement to settle Atmel's claims made against the $600,000 escrow previously established. Under the settlement agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. As a result, the Company recorded a $195,000 charge.

Excess facilities. The Company determined that its current headquarters' office and manufacturing space was substantially in excess of the space necessary to operate the Company's continued business. Since the Company occupied these facilities under a lease with a remaining term of approximately eight years, the Company decided to sublease its facilities for the remaining term of the lease. In fiscal 1994, the Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under a sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations were located at a higher rental rate than previously estimated, and as a result in 1995, recorded an $818,000 reduction to its restructuring reserves. The Company also recorded $915,000 of facility lease payments, broker fees and relocation costs in connection with the sublease.

Severance. The Company substantially reduced its workforce as a result of the termination of 78 employees in the quarter ended March 31, 1994.

Discontinued Inventories. As a result of the EEPROM Asset Sale, the Company discontinued certain inventories; in fiscal 1995 the Company paid $99,000 to foundries for inventories.

Excess property and leasehold improvements. In fiscal 1994 the Company wrote off fixtures and other property and leasehold improvements related to the assets sold that were no longer usable in the Company's continuing operations.

Other costs. In fiscal 1994, the Company recorded other costs, including property tax obligations, obsolete computer systems and legal fees. In the fourth quarter of fiscal 1995, the Company settled its lawsuit against HMC Microelectronics Company (see Note 11 Litigation). For the fiscal year ended September 30, 1995, the Company recorded other costs of approximately $338,000, primarily reflecting legal fees and settlement costs in connection with the agreement with HMC. The Company paid $435,000 for settlement costs, outside foundries for memory product process development and lease payments for certain equipment related to EEPROM products.

END-USER ETHERNET ADAPTER BOARD PRODUCTS WRITE-OFF

During the quarter ended March 31, 1994, the Company discontinued its end-user Ethernet adapter boards product line, and recorded restructuring costs as follows:

Discontinued inventories. The Company wrote off Ethernet adapter board product inventories that the Company discontinued.

Other costs. In Fiscal 1994, the Company recorded other costs, including severance costs, component supplier termination charges and excess property and leasehold improvement write-offs. During fiscal 1995, the Company recorded as other costs a reserve of $39,000 reflecting the settlement of certain litigation relating to end-user Ethernet adapter board products. Offsetting this charge, the Company recorded a benefit of $91,000 from the collection of previously written-off accounts receivable and the reversal of excess warranty reserves.

ANNUAL RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

    The Company's revenues in fiscal 1995 were $22,512,000, an increase of 5% from $21,480,000 in fiscal 1994. Since the EEPROM Asset Sale on February 7, 1994, the Company has derived its sales exclusively from the sale of data communication products. Consequently, there were no EEPROM sales for fiscal 1995 compared to EEPROM sales of $3,036,000 in fiscal 1994. Local area network ("LAN") integrated circuit product sales increased $4,315,000, or 30%, to $18,573,000 in fiscal 1995 as compared to fiscal 1994 due to a 65.1% increase in unit sales volumes, partially offset by a 21.4% decrease in average selling prices as a result of normal price erosion for certain mature products and a change in product mix. In fiscal 1995, the Company was notified by Apple Computer ("Apple") that the Company would receive no additional orders for the media attachment units (MAUs) that the Company had been manufacturing for Apple, following the second quarter of fiscal 1995. As a result, subsystem product sales decreased by $247,000, or 5.9% in fiscal 1995 as compared to fiscal 1994. The Company is actively marketing its LAN integrated circuits to Apple Computer for MAUs and other data communication products. During the fourth quarter of fiscal 1995, the Company began phasing-out one of its primary foundry suppliers. As a result, the Company experienced shortfalls in wafer deliveries and yields, which impacted fourth quarter revenues.

    Gross margins increased to 34.4% compared to 27.2% in fiscal 1994. The increase in gross margin percentage in fiscal 1995 was largely the result of the discontinuance of EEPROM product sales in fiscal 1994, and the Company's emphasis on marketing its higher margin LAN integrated circuit products. During the fourth quarter of fiscal 1995, gross margin percentages were impacted on certain products for which the Company experienced shortfalls in wafer production from one of its foundries. Gross margins in future periods will be affected primarily by sales levels and product mix, average selling prices, wafer yields, the introduction of new products and improvements in manufacturing costs.

    Research and development expenditures decreased from $3,278,000 in fiscal 1994 to $3,069,000 in fiscal 1995. As a percentage of sales, research and development expenditures decreased from 15.3% in fiscal 1994 to 13.6% in fiscal 1995 primarily as a result of increased revenues, termination of personnel, the elimination of engineering subcontracting and equipment expenses associated with EEPROM products from the EEPROM Asset Sale. The Company expects that the level of research and development spending will increase in absolute dollars in future periods as a result of increased development efforts on new LAN products and manufacturing cost reduction programs on existing products, but may vary as a percentage of sales.

    Marketing, general and administrative expenses decreased from $6,939,000 in fiscal 1994 to $3,827,000 in fiscal 1995, and decreased as a percentage of sales from 32.3% to 17.0% for the same periods, respectively. These decreases were attributable primarily to a decrease in payroll and selling and administrative expenses after the Company substantially reduced its workforce and terminated operations of sales offices no longer needed after the EEPROM Asset Sale. The Company anticipates that the level of marketing, general and administrative expenses will vary in future periods based on expected sales growth.

    Interest expense has resulted primarily from borrowings under the Company's credit facility and from equipment leases. Interest expense decreased slightly from $456,000 in fiscal 1994 to $431,000 in fiscal 1995 due to a decrease in equipment lease line financing as a result of terminated leases associated with EEPROM equipment sold after the EEPROM Asset Sale.

    Interest income increased from $187,000 in fiscal 1994 to $518,000 in fiscal 1995 due to an increase in interest earned on higher cash balances, due primarily to stock and warrant exercises and restricted cash and cash held in escrow invested in short-term investment instruments.

    During the third quarter of fiscal 1994, the Company sold 135,593 shares of common stock in Atmel Corporation it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000.

FISCAL 1994 COMPARED TO FISCAL 1993

    The Company's revenues in fiscal 1994 were $21,480,000, a reduction of 35% from $32,980,000 in fiscal 1993. This reduction primarily reflects the failure by one of its foundries to deliver to the Company sufficient quantities of wafers having acceptable yields and quality for EEPROM products during the first and second quarters of fiscal 1994 and the effect of the EEPROM Asset Sale on February 7, 1994, which resulted in a decrease in EEPROM product sales from $16,494,000 in fiscal 1993 to $3,036,000 in fiscal 1994. Local area network ("LAN") integrated circuit product sales increased $285,000, or 2.0%, to $14,258,000 in fiscal 1994 compared to fiscal 1993 due to a 21.3% increase in unit sales volumes, partially offset by a 15.6% decrease in average selling prices. LAN subsystem product sales increased $1,673,000, or 66.6%, to $4,186,000 in fiscal 1994 compared to fiscal 1993. The increase in LAN subsystem product sales in fiscal 1994 was primarily due to shipments of media attachment units (MAUs) to Apple Computer which began in March 1994. The increase in revenues attributable to sales of MAUs to Apple Computer was partially offset by a decrease in sales of Ethernet adapter board products as a result of the discontinuance of the Company's Ethernet adapter board product line in the second quarter of fiscal 1994. Sales of MAUs to Apple Computer represented 17.8% of the Company's revenues in fiscal 1994.

    Gross margins decreased to 27.2% in fiscal 1994 compared to 33.9% in fiscal 1993. The decrease in gross margin percentage in fiscal 1994 was largely attributable to the loss of certain economies of scale as a result of lower production volumes for EEPROM products in the first and second quarters of fiscal 1994, primarily as a result of the low levels of supply and poor product cost. As a result of the EEPROM Asset Sale, the Company substantially reduced its workforce, reduced its facility requirements and eliminated its lower margin products.

    Research and development expenditures for fiscal 1994 were $3,278,000 and were essentially unchanged compared to fiscal 1993 expenditures of $3,289,000. Lower payroll costs as a result of the termination of personnel associated with EEPROM products research and development during the second quarter of fiscal 1994 were offset by increased engineering materials, contracting and equipment expenses associated with the development of the Company's next generation of LAN integrated circuits. Research and development expenditures were 15.3% of revenues in fiscal 1994 compared to 10.0% of revenues in fiscal 1993, primarily reflecting the lower sales levels as a result of the EEPROM Asset Sale.

    Marketing, general and administrative expenses for fiscal 1994 decreased $888,000, or 11.3%, to $6,939,000 as compared to fiscal 1993. This decrease was attributable primarily to a decrease in payroll, reduction in marketing and selling commissions, product advertising and administrative expenses after the Company reduced its workforce and terminated operations of sales offices no longer needed after the EEPROM Asset Sale. These year-to-year expense reductions were partially offset by increases in litigation expenses, payments made to certain executive officers of the Company under the special loan forgiveness program, and reserves for future payments and associated costs under the officer loan forgiveness program covering the full amount of the notes to be forgiven. As a percentage of revenues, marketing, general and administrative expenses were 32.3% in fiscal 1994 compared to 23.7% in fiscal 1993, primarily reflecting lower sales levels of EEPROM products as a result of the EEPROM Asset Sale.

    Interest expense resulted primarily from borrowings under the Company's credit facility and from equipment leases. Interest expense in fiscal 1994 decreased $600,000 to $456,000 as compared to fiscal 1993 as a result of a reduction in lease payments, primarily attributable to the assignment of certain lease obligations to Atmel in the EEPROM Asset Sale.

FACTORS AFFECTING FUTURE RESULTS

    The semiconductor industry is highly cyclical. The industry is characterized by rapid technological change, fluctuations in end-user demand and price erosion. Accordingly, a particular company's operating results may be affected not only by industry-wide demand, but also by timely introduction of new products, market acceptance of competitive products, price competition and the distribution channels for its products. The Company's future operating results may also fluctuate as a result of other Company specific factors, such as price competition for mature products, growth of the Ethernet LAN segment of the electronics market and acceptance of the Company's newly introduced products for that market segment, access to production capacity at outside foundries, variations in manufacturing yields for its products and significant expenditures for new products and process development, and dependence on certain customer product shipment demands. With specific reference to customer product shipment demands, the Company was notified in fiscal 1995 by Apple Computer that the Company would receive no additional orders for the media attachment units
(MAUs) that the Company had been manufacturing for Apple, following the second quarter of fiscal 1995. MAU product shipments represented 17% of the Company's revenues in fiscal 1995. Although the Company believes that it will be able to replace such sales with additional sales of the Company's existing and new products, there can be no assurance that the Company will be successful in doing so. Due to the foregoing and other factors, past results may not be indicative of future results.

    In addition, the securities of many high-technology companies have historically been subject to extreme price and volume fluctuations. The Company may be subject to these same fluctuations which may adversely affect the market price of the common stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations and met its capital requirements through cash raised from operations, private and public placements of equity and debt securities, capital leases and bank lines of credit.

    Management believes that existing sources of liquidity, anticipated cash flow from operations and borrowings under the Company's credit facility, will be adequate to satisfy its projected working capital expenditures through the end of fiscal 1996. However, there can be no assurance that the Company will have adequate resources to satisfy such requirements. It may become necessary for the Company to raise additional funds from debt and/or equity financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all.

    The Company's cash and cash equivalents balance increased from $2,253,000 as of September 30, 1994 to $3,682,000 as of September 30, 1995, primarily as a result of proceeds from the issuance of common stock pursuant to the exercise of stock options and warrants, and the funds provided by the settlement with Atmel for claims made against an escrow account previously established in connection with the EEPROM Asset Sale. This increase was partially offset by the payment of one-time restructuring obligations, including real estate commissions incurred in the sublease of its previous headquarters building in Fremont, California, by paying for tenant improvements in its newly subleased headquarters building, by purchasing inventory in anticipation of higher levels of shipments, by an increase in accounts receivable and decrease in accounts payable.

Operating Activities

    Cash flows used for operating activities in fiscal 1995 were $1,854,000 compared to $1,923,000 in fiscal 1994. The decrease in cash flows used by operating activities in fiscal 1995 compared to fiscal 1994 was due primarily to the net profit in fiscal 1995 of $931,000 before a benefit credited against operating expenses of $399,000 representing a change in the estimates of its restructuring reserve associated with the assets sold in the EEPROM Asset Sale, compared to a net loss in fiscal 1994 of $4,638,000 before provisions for restructuring of $4,932,000 and before the effect of the gain on sales of stock of $1,693,000. Partially offsetting these favorable operating activities, other accrued liabilities decreased by $1,421,000 due primarily to payments against the restructuring costs related to the EEPROM Asset Sale. Also, the Company reduced accounts payable by $1,247,000.

Investing Activities

    Cash flows used for investing activities in fiscal 1995 were $805,000, reflecting cash invested in property and equipment acquisitions of $851,000, partially offset by $46,000 of proceeds attributable to the disposal of equipment. Cash flows used for investing activities in fiscal 1994 were $3,296,000, reflecting cash invested in property and equipment acquisition of $394,000, partially offset by cash provided by proceeds on disposal of equipment of $98,000.

During fiscal 1994, the Company used cash resources to reduce its effective short-term borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT Group/Credit Finance, Inc. ("CIT"), and investing the proceeds in a short-term certificate of deposits. The Company anticipates an increase in capital expenditures in future periods associated with test operations and research and development activities.

Financing Activities

    Cash flows provided by financing activities in fiscal 1995 were $4,088,000. During fiscal 1995, the Company received $4,486,000 in proceeds from the issuance of its common stock, primarily from warrant and stock option exercises, partially offset by payments on capital lease obligations of $398,000. Cash flows provided by financing activities in fiscal 1994 were $6,698,000. During fiscal 1994, the Company received $4,917,000 in proceeds from the issuance and sale of its common stock to Atmel. Cash flows used to pay capital lease obligations in fiscal 1994 were $1,219,000, primarily as a result of the EEPROM Asset Sale, in which the Company terminated its equipment leases associated with equipment transferred to Atmel.

    In November 1993, the Company entered into a two-year line of credit agreement, subject to renewal, with the CIT Group ("CIT"). Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal 1994 it used cash resources to reduce its effective short-term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit. The revolving credit facility is secured by the assets of the Company, and requires the Company to maintain certain restrictive and financial covenants, including covenants requiring the Company to maintain working capital of $750,000 and a net worth of $3,000,000, and prohibiting the Company from incurring or agreeing to incur capital expenditures of in excess of $1,200,000 in any fiscal year. The Company is currently in compliance with such covenants. Interest on borrowings is payable at the lender's reference prime rate plus 2.25% per annum, with a minimum quarterly interest charge based on average borrowings of $3,000,000, and is payable monthly. Effective November 22, 1995, the Company renewed the credit facility with CIT for a two year term, subject to renewal thereafter. Under the terms of the new credit agreement, the minimum borrowing requirement has been reduced to $1,500,000 and is only applicable in the event the Company has a loan balance outstanding with CIT. Further, the credit agreement does not contain any restrictive or financial covenants. Interest on borrowings is payable at the lender's reference prime rate plus 2.0% per annum and is payable monthly.

IMPACT OF CURRENCY AND INFLATION

    The Company purchases its materials and services in U.S. dollars, and its foreign sales are primarily billed in U.S. dollars. Accordingly, the Company has not been subject to substantial currency exchange fluctuations. However, there can be no guarantee that this trend will continue. The effect of inflation on SEEQ's financial results have not been significant to date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Financial Statements

FINANCIAL STATEMENTS                                                                                             PAGE
    Report of Independent Accountants                                                                             21
    Consolidated Balance Sheets at September 30, 1995 and 1994                                                    22
    Consolidated Statements of Operations for the Years Ended September 30, 1995, 1994 and 1993                   23
    Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1995, 1994
      and 1993                                                                                                    24
    Consolidated Statements of Cash Flows for the Years Ended September 30, 1995, 1994 and 1993                   25
    Notes to Consolidated Financial Statements                                                                  26-36

    Financial Statement Schedule

    II  Valuation and Qualifying Accounts                                                                        S-1

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF SEEQ TECHNOLOGY INCORPORATED

    In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SEEQ Technology Incorporated and its subsidiary at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
October 20, 1995, except for
Note 12, which is as of
December 14, 1995

CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,   September 30,
(Thousands, except share amounts)                                                        1995            1994
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                           $   3,682       $   2,253
Restricted cash                                                                         3,000           3,000
Accounts receivable, less allowances for sales
    returns and doubtful accounts of $338 and $664                                      3,900           3,254
Inventories                                                                             2,230           2,138
Other current assets                                                                      212             950
-------------------------------------------------------------------------------------------------------------
Total current assets                                                                   13,024          11,595
-------------------------------------------------------------------------------------------------------------
Property and equipment:
Machinery and equipment                                                                 5,596           6,795
Furniture and fixtures                                                                  2,446           4,224
Leasehold improvements                                                                    321             195
-------------------------------------------------------------------------------------------------------------
                                                                                        8,363          11,214
Accumulated depreciation and amortization                                              (6,863)         (9,915)
-------------------------------------------------------------------------------------------------------------
                                                                                        1,500           1,299

Other assets                                                                            4,410           4,413
-------------------------------------------------------------------------------------------------------------
                                                                                    $  18,934       $  17,307
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
Note payable to bank                                                                $   3,000       $   3,000
Accounts payable                                                                        1,938           3,185
Accrued salaries, wages and employee benefits                                             467             786
Other accrued liabilities                                                                 896           2,719
Deferred income on sales to distributors                                                   54             105
Current portion of capitalized lease obligations                                          287             892
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               6,642          10,687
-------------------------------------------------------------------------------------------------------------
Long-term liabilities                                                                   1,524           2,564
-------------------------------------------------------------------------------------------------------------
Commitments and contingencies (see Notes 3, 8, 11 and 12)
Stockholders' equity
Convertible preferred stock, $0.01 par value; 1,000,000
    shares authorized, no shares outstanding                                             --              --
Issuance of common stock, $0.01 par value; 40,000,000 shares
    authorized, 29,769,766 and 25,799,535 shares outstanding                              298             258
Additional paid-in capital                                                            122,854         117,512
Accumulated deficit                                                                  (112,384)       (113,714)
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             10,768           4,056
-------------------------------------------------------------------------------------------------------------
                                                                                    $  18,934       $  17,307
=============================================================================================================

           See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except share amounts)                        Year Ended September 30,
-------------------------------------------------------------------------------------
                                                      1995         1994         1993
                                                      ----         ----         ----
Revenues                                           $ 22,512     $ 21,480     $ 32,980
Costs and expenses:
Cost of revenues                                     14,758       15,632       21,796
Research and development                              3,069        3,278        3,289
Marketing, general and administrative                 3,827        6,939        7,827
Restructuring and other, net                           (399)       4,932        3,236
-------------------------------------------------------------------------------------
                                                     21,255       30,781       36,148
-------------------------------------------------------------------------------------
Income (loss) from operations                         1,257       (9,301)      (3,168)
Interest expense                                       (431)        (456)      (1,056)
Interest and other income, net                          518          187          100
Gain on sale of stock                                  --          1,693         --
-------------------------------------------------------------------------------------
Income (loss) before provision for income taxes       1,344       (7,877)      (4,124)
Provision for income taxes                              (14)        --           --
-------------------------------------------------------------------------------------
Net income (loss)                                  $  1,330     $ (7,877)    $ (4,124)
=====================================================================================

Net income (loss) per share:
Primary                                            $   0.05     $  (0.32)    $  (0.25)
Fully diluted                                      $   0.04     $  (0.32)    $  (0.25)

Shares used in per share calculation:
Primary                                              29,205       24,273       16,741
Fully diluted                                        30,894       24,273       16,741
=====================================================================================

         See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Years ended September 30, 1995,1994 and 1993


                                           Common Stock         Additional
                                        ------------------        Paid-in       Notes      Accumulated
(In Thousands)                          Shares      Amount        Capital     Receivable     Deficit              Total
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1992           15,564      $ 156        $ 107,301    $ (1,272)    $ (101,713)          $  4,472
Issuance to employees under
 employee stock plans                       87          1              108           --             --               109
Issuance of common stock                 5,804         58            4,987           --             --             5,045
Exercise of warrants                       233          2              195           --             --               197
Payment received on officer loans           --         --               --          350             --               350
Forgiveness of officer loans                --         --               --          450             --               450
Vesting of officer stock options            --         --               45           --             --                45
Net loss                                    --         --               --           --        (4,124)           (4,124)
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1993           21,688        217          112,636        (472)      (105,837)             6,544
Issuance to employees under
 employee stock plans                      186          2              218           --             --               220
Issuance of common                       3,615         36            4,397           --             --             4,433
Exercise of warrants                       311          3              261           --             --               264
Forgiveness of officer loans                --         --               --          472             --               472
Net loss                                    --         --               --           --        (7,877)           (7,877)
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994           25,800        258          117,512           --      (113,714)             4,056
Issuance to employees under
employee stock plans                       601          6              733           --             --               739
Common stock issued in settlement
of litigation                              475          5              891           --             --               896
Exercise of warrants                     2,894         29            3,718                                         3,747
Net income                                                                                       1,330             1,330
========================================================================================================================
Balance at September 30, 1995           29,770      $ 298        $ 122,854    $       0    $ (112,384)          $ 10,768
========================================================================================================================

           See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended September 30,
                                                                           -------------------------------
(Increase/(Decrease) in cash and cash equivalents, in thousands)             1995        1994       1993
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                          $ 1,330     $(7,877)    $(4,124)
Adjustments to reconcile net income to net cash
   used for operating activities:
Depreciation and amortization                                                  717       1,069       1,865
Gain on sales of stock held in escrow                                         --        (1,195)       --
(Benefit) provision for restructuring and other                               (399)      4,932       3,236
(Gain) loss on equipment disposal                                              (19)         25           5
Forgiveness of officer loans                                                  --           472          88
Changes in assets and liabilities:
Accounts receivable                                                           (646)      2,326        (346)
Inventories                                                                    (92)      1,597       2,285
Other current assets                                                           738         316        (254)
Other assets                                                                     3         196         656
Accounts payable                                                            (1,247)       (830)     (3,306)
Accrued salaries, wages and employee benefits                                 (319)       (407)        348
Other accrued liabilities                                                   (1,421)     (2,064)     (1,081)
Long term obligations                                                         (499)       (483)       (341)
----------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                      (1,854)     (1,923)       (969)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (851)       (394)       (271)
Proceeds on disposal of equipment                                               46          98          71
Short-term investments in restricted account                                  --        (3,000)       --
----------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (805)     (3,296)       (200)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) short-term borrowings                             --         3,000      (4,297)
Payments of capital lease obligations                                         (398)     (1,219)     (1,108)
Proceeds from issuance of stock                                              4,486       4,917       5,351
Proceeds from notes receivable on sale of stock                               --          --           350
----------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                    4,088       6,698         296
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         1,429       1,479        (873)
Cash and cash equivalents at beginning of period                             2,253         774       1,647
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $ 3,682     $ 2,253     $   774
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                     $   464     $   433     $ 1,146
Supplemental disclosure of non-cash investing and financing activities:
Capitalized lease obligations incurred for the acquisition
   of equipment                                                            $    94     $    29     $    61
Issuance of stock for settlement of litigation                             $   896     $  --       $  --
----------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

SEEQ Technology Incorporated (the "Company"), incorporated in Delaware, was formed on January 13, 1981 to engage in the development, production and sale of state-of-the-art, high technology semiconductor devices.

For purposes of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company operates on a 52/53-week fiscal year ending on the last Sunday in September of each year. Fiscal 1993, 1994, and 1995 are 52-week years. Two customers accounted for approximately 17% and 16% of the Company's revenues in fiscal 1995 and two customers accounted for approximately 16% and 11% of revenues in fiscal 1994. No one customer accounted for 10% or more of revenues in fiscal 1993. Sales to foreign customers in fiscal years 1995, 1994 and 1993 represented 38%, 33% and 19%, respectively, of revenues during such years. During fiscal years 1995, 1994 and 1993, approximately $2.3 million, $3.4 million, $3.3 million respectively, represented sales to customers in Europe, and $6.2 million, $3.6 million, $2.9 million respectively, represented sales to customers in the Asian/Pacific Rim region. Sales to other geographical regions during such years were not material.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of SEEQ Technology incorporated and its wholly owned subsidiary. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Inventories consist of the following:

                                         September 30,
(Thousands)                           1995          1994
----------------------------------------------------------
Raw materials                       $     16        $   48
Work in process                        1,379         1,162
Finished goods                           835           928
----------------------------------------------------------
                                      $2,230        $2,138
==========================================================

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of assets, generally five years. Depreciation of leasehold improvements is computed using the shorter of the remaining term of the leases or the estimated useful lives of the improvements. Depreciation for federal tax purposes is computed using accelerated methods.

LICENSE AND ROYALTY INCOME RECOGNITION. Income resulting from the licensing of the Company's products to other manufacturers is recognized when the related contractual obligations are fulfilled and the related fees are billable. Royalty income is recognized upon the reported sale of products subject to royalties. License revenues and royalty income during fiscal years 1995, 1994 and 1993 were not material.

SALES TO DISTRIBUTORS. The Company sells to certain domestic distributors under agreements allowing certain rights of return and price protection on unsold merchandise. Such sales are not recognized for financial reporting purposes until the merchandise is sold by the distributor, as reported by the distributor for its fiscal month end closest to that of the Company. Upon shipment of semiconductor devices by the Company, amounts billed to domestic distributors by the Company are included as accounts receivable; inventory is relieved; and the sale and estimated gross profit are deferred until all the conditions of sale are met. Semiconductor revenue from sales to international distributors is recognized at the time of shipment. The amount of inventory maintained at international distributors that is subject to returns and allowances is not material.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. The Company considers all highly liquid investment instruments with a maturity of three months or less at the time of the purchase to be cash equivalents. Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). FAS 115 requires that, at acquisition, an enterprise shall classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. The Company determined that certain investments in high grade commercial paper included in cash and cash equivalents and the escrow account relating to the EEPROM technology sold to Atmel in the EEPROM Asset Sale are available-for-sale and as such, any unrealized holding gains or losses will be excluded from earnings and reported net of the income tax effect in a separate component of stockholders' equity. Adoption of FAS 115 did not have a material effect on the Company's consolidated financial statements.

INCOME TAXES. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and the amounts reported for financial reporting purposes for all periods presented (See Note 9. Income Taxes).

BONUS PLANS. The Company's employees earn bonuses for services rendered based upon the level of profitability achieved by the Company and the attainment of certain performance standards by the employee. Approximately $5,000, $20,000 and $150,000 in bonuses were earned and paid in fiscal 1995, 1994 and 1993, respectively.

CONCENTRATION OF CREDIT RISK. Financial instruments which potentially subject the Company to concentration of credit risk consist of cash equivalents and accounts receivable. The Company invests primarily in money market accounts and high grade commercial paper.

The Company's accounts receivable are derived primarily from sales to customers located primarily in the U.S., Europe and the Asia/Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

At September 30, 1995, outstanding receivables from four customers accounted for 17%, 14%, 8% and 5% of the Company's accounts receivable. At September 30, 1994, outstanding receivables from four customers accounted for 21%, 11%, 7% and 6% of the Company's accounts receivable.

NET INCOME (LOSS) PER SHARE. Primary and fully diluted net income per share for fiscal 1995 was determined using the treasury stock method. Primary income per share of common and common equivalent share is computed using the weighted average number of shares outstanding during the period, including dilutive stock options and warrants. Fully diluted income per common and common equivalent share reflects additional dilution related to stock options and warrants due to the use of the market price at the end of the period, when higher than the average price for the period.

Net loss per share for fiscal 1994 and 1993 were computed using the weighted average number of common shares outstanding during the period. Common stock equivalents are not included because the effect is antidilutive.

NOTE 3. SALE OF EEPROM ASSETS AND SEEQ COMMON STOCK TO ATMEL.

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

During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel common stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale was deposited in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, which contained $600,000 (recorded as other current assets at September 30, 1994), was subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. On January 30, 1995 the Company entered into an agreement with Atmel to settle Atmel's claim. Under the terms of this agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. All interest earned on the funds in such escrow account was distributed proportionately between SEEQ and Atmel. The second escrow account, which originally contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, $300,000 was distributed to SEEQ from the second escrow account, leaving $4,298,000 on deposit therein as of September 30, 1995 (including interest earned to date of $269,000). Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("HMC"), one of SEEQ's foundries and joint development partners, that SEEQ previously granted HMC certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

In connection the EEPROM Asset Sale, Atmel acquired 3,614,701 shares of SEEQ's Common Stock pursuant to the Stock Purchase Agreement dated February 7, 1994, representing approximately 14% of SEEQ's outstanding shares of Common Stock as of such date. Such shares were purchased at a price of $1.25 per share, for a total purchase price of $4,518,376. The Company filed a registration statement for these shares that became effective with the Securities and Exchange Commission on March 24, 1995.

The following unaudited pro forma information reflects the results of operations for the years ended September 30, 1994 and 1993 as if the EEPROM Asset Sale had occurred as of October 1, 1992 after giving effect to certain adjustments, including reversal of the revenue and related costs of sales attributable to EEPROM products, reduction in research and development and marketing expenses associated with the development and marketing of EEPROM products and reduction in interest expense associated with leased equipment used in manufacturing EEPROM products. The pro forma information excludes the effect of the restructuring charges which were recorded in fiscal 1994, as a consequence of the sale of assets in the EEPROM Asset Sale, and the effect of the gain of sales of stock which was recorded in fiscal 1994. The average number of shares outstanding in fiscal 1994 and 1993 have been adjusted to reflect the effect of issuing shares of SEEQ's common stock to Atmel pursuant to the purchase agreement as if they had been outstanding for the entire periods. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition taken place at October 1, 1992 or of operating results which may occur in the future.

                                       Year ended September 30,
                                    1994                     1993
                              (in thousands, except per share data)
                                           (unaudited)
-------------------------------------------------------------------
Net Sales                         $18,444                  $16,486
Net Loss                           (4,113)                  (4,338)
Net Loss per share:               $ (0.16)                 $ (0.21)

NOTE 4. RESTRUCTURINGS.

In connection with the closure of its manufacturing facility in fiscal 1992, the Company recorded an additional $2,449,000 restructuring charge in fiscal 1993. This charge was as a result of unsuccessful attempts by the Company to sell certain remaining fabrication equipment and a provision was made to write-off certain Company manufactured inventory which became non-saleable as a result of qualified products from the Company's foundry partners being produced. Additional reserves were also recorded due to certain pending litigation.

In connection with the EEPROM Asset Sale (SEE NOTE 3. SALE OF EEPROM ASSETS AND SEEQ COMMON STOCK TO ATMEL) and the Company's decision in fiscal 1994 to discontinue its end-user Ethernet adapter board product line, the Company adopted a restructuring plan, pursuant to which , among other things, certain business operations were discontinued, certain facilities were eliminated and certain employees were terminated. The restructuring reserves are included as part of other accrued liabilities and long term liabilities.

The following table summarizes the restructuring activity in fiscal 1994 and 1995 (in thousands):

                                   Reserve at   Restructure    Utilization    Reserve at   Restructure   Utilization  Reserve at
                                    September      Benefit      (Benefit)      September     Benefit      (Benefit)   September
                                    30, 1993      (Charge)       Charge        30, 1994      (Charge)      Charge      30, 1995
                                                Recorded in      During                    Recorded in     During
                                                Fiscal 1994    Fiscal 1994                 Fiscal 1995   Fiscal 1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
--------------------------------------------------------------------------------------------------------------------------------
Facility lease, inventory and
other equipment costs               $(2,005)      $ 1,026       $   413       $  (616)      $    11       $   605       $--
-----------------------------------------------------------------------------------------------------------------------------
EEPROM Asset Sale
Restructuring
   Sale proceeds                       --           5,482        (5,482)         --            --            --          --
   Costs of assets transferred         --          (5,656)        5,601           (55)         (195)          250        --
   Excess facilities                   --          (3,186)          652        (2,534)          818           915        (801)
   Severance                           --            (421)          421          --            --            --          --
   Discontinued inventories            --            (404)          254          (150)           51            99        --
   Excess property and
   leasehold improvements              --            (158)          158          --            --            --          --
   Other costs                         --            (578)          231          (292)         (338)          435        (195)
-----------------------------------------------------------------------------------------------------------------------------
                                       --          (4,747)        1,716        (3,031)          336         1,699        (996)
-----------------------------------------------------------------------------------------------------------------------------
End-user Ethernet adapter
board products write-off
  Discontinued inventories             --            (808)          808          --            --            --          --
  Other costs                          --            (229)          229          --              52           (52)       --
-----------------------------------------------------------------------------------------------------------------------------
                                       --          (1,037         1,037          --              52           (52)       --
-----------------------------------------------------------------------------------------------------------------------------
Totals                              $(2,005)      $(4,932)      $ 3,340       $(3,647)      $   399       $ 2,252       $(996)
=============================================================================================================================

FACILITY LEASE, INVENTORY AND OTHER EQUIPMENT COSTS

The reversal in fiscal 1994 reflects an adjustment to a reserve recorded in prior fiscal years by the Company to cover estimated costs in connection with the termination of the Company's prior facility lease. During the second quarter of fiscal 1995, the Company entered into a final settlement of a lawsuit previously filed against the Company by GOCO Realty Fund I for rent and damages under a lease of certain premises previously occupied by the Company which the Company vacated in July 1992. The claims asserted in this lawsuit were subsequently assigned to Brazos Partners L.P. ("Brazos"). The terms of the settlement provided for the payment by the Company to Brazos of $37,500, the issuance by the Company to Brazos of 375,000 shares of its common stock, and the assignment by the Company of a $360,000 promissory note and the $75,000 security deposit on such premises which were both due to the Company. As a result of the settlement, all actions and related claims against the Company in this action and other related actions have been dismissed. In connection with the action and the proposed settlement thereof, the Company had previously recorded certain reserves covering, among other things, the proposed issuance of the shares of common stock. The market price of the Company's common stock increased during the second quarter of fiscal 1995, and, as a result, the Company recorded additional reserves of $122,000 to reflect the higher market price of the common stock at the time of the final settlement of the lawsuit. Upon settlement of this lawsuit, the restructuring reserves totaling approximately $637,000 were utilized, of which $37,500 represented the cash portion paid in the settlement. During fiscal 1995, the Company also sold equipment that had been fully reserved and settled certain associated lease obligations, resulting in a $133,000 reduction in the restructuring reserves.

EEPROM ASSET SALE RESTRUCTURING

In connection with the EEPROM Asset Sale, the Company incurred certain restructuring costs or realized certain benefits during fiscal 1994 and 1995 as follows:

EEPROM Asset Sale. On January 30, 1995 the Company and Atmel entered into a settlement agreement to settle Atmel's claims made against the $600,000 escrow previously established. Under the settlement agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. As a result, the Company recorded a $195,000 charge.

Excess facilities. The Company determined that its current headquarters' office and manufacturing space was substantially in excess of the space necessary to operate the Company's continued business. Since the Company occupied these facilities under a lease with a remaining term of approximately eight years, the Company decided to sublease its facilities for the remaining term of the lease. In fiscal 1994, the Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under a sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations were located at a higher rental rate than previously estimated, and as a result in 1995, recorded an $818,000 reduction to its restructuring reserves. The Company also recorded $915,000 of facility lease payments, broker fees and relocation costs in connection with the sublease.

Severance. The Company substantially reduced its workforce as a result of the termination of 78 employees in the quarter ended March 31, 1994.

Discontinued Inventories. As a result of the EEPROM Asset Sale, the Company discontinued certain inventories; in fiscal 1995 the Company paid $99,000 to foundries for inventories.

Excess property and leasehold improvements. In fiscal 1994 the Company wrote off fixtures and other property and leasehold improvements related to the assets sold that were no longer usable in the Company's continuing operations.

Other costs. In fiscal 1994, the Company recorded other costs, including property tax obligations, obsolete computer systems and legal fees. In the fourth quarter of fiscal 1995, the Company settled its lawsuit against HMC Microelectronics Company (see Note 11 Litigation). For the fiscal year ended September 30, 1995, the Company recorded other costs of approximately $338,000, primarily reflecting legal fees and settlement costs in connection with the agreement with HMC. The Company paid $435,000 for settlement costs, outside foundries for memory product process development and lease payments for certain equipment related to EEPROM products.

END-USER ETHERNET ADAPTER BOARD PRODUCTS WRITE-OFF

During the quarter ended March 31, 1994, the Company discontinued its end-user Ethernet adapter boards product line, and recorded restructuring costs as follows:

Discontinued inventories. The Company wrote off Ethernet adapter board product inventories that the Company discontinued.

Other costs. In Fiscal 1994, the Company recorded other costs, including severance costs, component supplier termination charges and excess property and leasehold improvement write-offs. During fiscal 1995, the Company recorded as other costs a reserve of $39,000 reflecting the settlement of certain litigation relating to end-user Ethernet adapter board products. Offsetting this charge, the Company recorded a benefit of $91,000 from the collection of previously written-off accounts receivable and the reversal of excess warranty reserves.

NOTE 5.  STOCKHOLDERS' EQUITY

WARRANTS. In fiscal 1991, as a partial consideration for a bank credit agreement, the Company issued a warrant exercisable for five years to purchase 150,000 shares of the Company's common stock at $1.56 per share; this warrant was exercised during fiscal 1995. In fiscal 1992, as consideration to extend the credit agreement for an additional year, the Company issued a warrant exercisable through August 1, 1995 to purchase 100,000 shares of the Company's common stock at $3.13 per share; this warrant was not exercised and therefore expired in fiscal 1995. In fiscal 1992, in conjunction with the private placement of 700,000 shares of common stock, warrants to purchase a like number of shares were issued, exercisable for three years, to purchase shares of the Company's common stock at $2.75 per share. In addition, the placement agent was granted the right to purchase 70,000 shares of common stock at $2.00 per share together with a warrant to purchase an additional 70,000 shares of common stock at $2.75 per share. The warrants issued in conjunction with the private placement were repriced in fiscal 1993 to purchase the Company's common stock at $0.85 per share. During fiscal 1993 and 1994, 232,500 and 310,500 of these warrants were exercised, respectively. None of these warrants were exercised during fiscal 1995 and the remaining 227,000 warrants expired. In fiscal 1993, in conjunction with a foreign equity offering, warrants were issued to purchase 120,385 shares of common stock at $1.25 per share. During fiscal 1995, 84,270 of these warrants were exercised, leaving 36,115 warrants outstanding which expire on April 27, 1996. In the third quarter of fiscal 1993, as part of a public offering of 4.6 million shares of the Company's common stock, warrants to purchase an additional 2.3 million shares at $1.40 per share were issued. In addition, the selling agent was granted warrants to purchase 460,000 shares of common stock at $1.06 per share. During fiscal 1995, all of the 2.3 million warrants at $1.40 per share were exercised and 360,000 of the $1.06 per share warrants were exercised, leaving 100,000 of these warrants outstanding which expired on July 31, 1995. The value of these warrants was immaterial at the date of issuance for fiscal years 1993, 1992 and 1991.

CONVERTIBLE PREFERRED STOCK. At September 30, 1995, 1,000,000 shares of preferred stock are authorized for issuance with no shares outstanding. Attributes of the preferred stock such as dividend rates, voting rights, and liquidation preferences, are subject to determination by the Company's Board of Directors upon issuance.

COMMON SHARES. The Company's amended articles of incorporation authorize the issuance of up to 40,000,000 common shares. The following table summarizes shares of common stock reserved for issuance as of September 30, 1995:

Issuable upon                                   Number of Shares
----------------------------------------------------------------
Exercise of stock warrants                               136,115
Exercise of stock options,
including  shares  available for option                4,533,084
Periodic Purchase Plan                                   127,193
----------------------------------------------------------------
                                                       4,796,392
================================================================

STOCK PURCHASE RIGHTS. In April 1995, the Company implemented a plan to protect stockholder's rights in the event of a proposed takeover of the Company. Under the plan, each share of the Company's outstanding common stock carries one Preferred Share Purchase Right (Right). Each Right entitles the holder, under certain circumstances, to purchase one one-hundredth of a share of Preferred Stock of the Company or its acquirer at a discounted price. The Rights are redeemable by the Company and expire in 2005.

NOTE 6.  EMPLOYEE STOCK PLANS

PERIODIC PURCHASE PLAN. All employees who have met the minimum service period are eligible to participate in the Company's Periodic Purchase Plan. Employees may purchase shares subject to the Plan at a price not less than 85% of the lesser of the fair market value at the beginning or end of the offering period. The term of each offering period is six months. During fiscal 1995, 1994 and 1993, 15,000, 17,000 and 19,000 shares were issued at average purchase prices of $0.90, $1.01 and $0.85 per share, respectively. At September 30, 1995, 127,193 shares are available for issuance under the plan.

STOCK OPTION PLANS. During fiscal 1982, the Company adopted two stock option plans; an incentive plan for employees and a non-statutory plan for certain employees, directors, sales representatives, distributors and consultants. The plans were subsequently combined. Under the restated plan, as amended, a total of 6,360,000 shares of common stock have been reserved for issuance under the combined plan. Options are granted for a period not in excess of ten years from the date of grant. Terms for exercising options are determined by the Board of Directors. Options outstanding at September 30, 1995 become exercisable in cumulative increments proportionately over a four-year period from the date of grant, except that if termination occurs within six months from commencement date, no options are exercisable. Options are granted to purchase shares at prices not less than the fair market value at the date of grant. The plan expires in 2002.

In fiscal 1990, the Company adopted a non-statutory stock option plan for non-employee directors. A total of 200,000 shares of common stock were reserved for issuance under the plan. Options are automatically granted to eligible board members at the director's initial election or appointment and subsequent annual meetings commencing with the second annual meeting following the date of initial election or appointment. Options are exercisable after an initial six month waiting period following the date of grant at prices not less than the fair market value on the date of the grant. Options are subject to repurchase rights by the Company to the extent that they are not vested at the time of termination of Board membership.

The following table summarizes stock option activity under the stock option plans:

                                             Shares                         Options Outstanding
(Thousands except per share                 Available        ----------------------------------------------
amounts)                                    For Grant        Shares            Price per share      Amount
-----------------------------------------------------------------------------------------------------------
Balance at September 30, 1992                   2,593         2,764            $1.063 -- $7.875      $5,208
Granted                                       (1,514)         1,514             1.000 --  1.563       1,795
Canceled                                          691         (691)             1.063 --  5.500     (1,314)
Exercised                                                      (76)             1.063 --  1.375       (103)
-----------------------------------------------------------------------------------------------------------
Balance at September 30, 1993                   1,770         3,511             1.000 --  7.875       5,586
Granted                                       (1,518)         1,518             1.344 --  1.375       1,986
Canceled                                        1,746       (1,746)             1.063 --  5.500     (3,106)
Exercised                                                     (162)             1.500 --  1.625       (192)
-----------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                   1,998         3,121             1.000 --  7.875       4,274
Granted                                       (1,877)         1,877             1.000 --  2.438       2,771
Canceled                                        1,043       (1,043)             1.000 --  5.500     (1,611)
Exercised                                                     (586)             1.000 --  2.500       (725)
-----------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                   1,164         3,369             1.000 --  7.875       4,709
-----------------------------------------------------------------------------------------------------------
Options exercisable at September 30, 1995                     1,122            $1.000 -- $7.875      $1,490
-----------------------------------------------------------------------------------------------------------

NOTE 7.  SHORT-TERM NOTE PAYABLE

In November 1993, the Company entered into a two-year line of credit agreement, subject to renewal, with the CIT Group ("CIT"). Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal 1994 it used cash resources to reduce its effective short-term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit (restricted cash). The revolving credit facility is secured by the assets of the Company, and requires the Company to maintain certain restrictive and financial covenants, including covenants requiring the Company to maintain working capital of $750,000 and a net worth of $3,000,000, and prohibiting the Company from incurring or agreeing to incur capital expenditures of in excess of $1,200,000 in any fiscal year. The Company is currently in compliance with such covenants. Interest on borrowings is payable at the lender's reference prime rate plus 2.25% per annum, with a minimum quarterly interest charge based on average borrowings of $3,000,000, and is payable monthly. Effective November 22, 1995, the Company renewed the credit facility with CIT for a two year term, subject to renewal thereafter. Under the terms of the new credit agreement, the minimum borrowing requirement has been reduced to $1,500,000 and is only applicable in the event the Company has a loan balance outstanding with CIT. Thus the Company liquidated its restricted cash and repaid the note payable to bank in November 1995. Further, the credit agreement does not contain any restrictive or financial covenants. Interest on borrowings is payable at the lender's reference prime rate plus 2.0% per annum and is payable monthly.

NOTE 8.  LONG-TERM OBLIGATIONS AND COMMITMENTS

Long-term obligations consisted of the following (in thousands):

                                                 September 30,
                                          1995                    1994
----------------------------------------------------------------------
Capitalized lease obligations        $     604               $     976
Facility lease obligations               1,207                   2,480
----------------------------------------------------------------------
                                         1,811                   3,456
Less: current portion                    (287)                   (892)
----------------------------------------------------------------------
                                      $  1,524                $  2,564
----------------------------------------------------------------------

The Company leases its facilities and certain manufacturing and office equipment under non-cancelable lease arrangements. The major facility lease expires in 2005 and provides for base rental rates which are increased at various times during the term of the lease and for a renewal option to extend the lease for an additional five-year period. The non-cancelable equipment leases are for terms of three to five years and generally provide for the lessor to retain the depreciation for income tax purposes. Most of the leases require the Company to pay property taxes, insurance and normal maintenance and repairs.

Leases meeting certain specific criteria are accounted for as the acquisition of an asset and the incurrence of a liability (i.e., a capital lease). Assets recorded as property and equipment under capital leases were as follows:

                                                     September 30,
(Thousands)                                    1995                1994
-----------------------------------------------------------------------------
Machinery and equipment                    $     --                  $  1,926
Furniture and fixtures                          155                       302
-----------------------------------------------------------------------------
                                                155                     2,228
Accumulated amortization                        (53)                   (2,152)
-----------------------------------------------------------------------------
                                             $  102                $       76
-----------------------------------------------------------------------------

Minimum future lease payments (in thousands) for non-cancelable leases as of September 30, 1995 were as follows:

Years ended                                             Operating        Capital
September 30,                                            Leases           Leases
--------------------------------------------------------------------------------
1996                                                    $    589         $   294
1997                                                         606             242
1998                                                         643              65
1999                                                         658              13
2000                                                         687               5
Thereafter                                                 2,578              --
--------------------------------------------------------------------------------
Total minimum lease payments                            $  5,761             619
                                                        --------
Less: amount representing interest                                           (15)
                                                                         -------
Present value of minimum
lease payments                                                               604
Less: current portion                                                       (287)
                                                                         -------
Long term lease obligations                                              $   317
--------------------------------------------------------------------------------

Rental expense under all operating leases was $1,206,000 for fiscal 1993, $1,056,000 for fiscal 1994 and $597,000 for fiscal 1995.

NOTE 9.  INCOME TAXES

For fiscal 1995, the Company recorded a provision of $14,000 for income taxes. The Company's provision was computed by applying the estimated annual tax rate to income taxes, taking into account net operating loss carryforwards and alternative minimum taxes. No provision for federal and state income taxes was recorded in fiscal 1994 nor 1993 as the Company incurred net operating losses. At September 30, 1995, the Company had net operating loss carryforwards of approximately $107,000,000 for federal income tax purposes, which may be utilized to reduce future taxable income through 2010. Under the Tax Reform act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the amount of net losses that the Company may utilize in any one year include, but are not limited to, a cumulative stock ownership change of more than 50% over a three year period.

Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                  September 30, 1995   September 30, 1996
                                                  ------------------   ------------------
Net operating loss carryforwards                            $ 39,089             $ 37,873
Restructuring accruals                                           320                1,753
Inventory reserves and basis of difference                       269                  177
Compensation accruals                                             64                  154
Accounts receivable sales return reserve                         135                  303
Other                                                            449                  433
-----------------------------------------------------------------------------------------
Gross deferred tax assets                                     40,326               40,693
-----------------------------------------------------------------------------------------
Gross deferred tax liabilities                                  --                   --
-----------------------------------------------------------------------------------------
Deferred tax asset valuation allowance                       (40,326)             (40,693)
-----------------------------------------------------------------------------------------
Total net deferred asset                                    $   --               $   --
=========================================================================================

The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

NOTE 10.  DEVELOPMENT AND LICENSE AGREEMENTS

In July 1990, the Company entered into an eight year renewable manufacturing and technology agreement with Hualon Microelectronics Corporation ("HMC"). HMC provided foundry services to the Company through the second quarter of fiscal 1994. In fiscal 1994, as a result of the EEPROM Asset Sale and disputes with HMC, the Company discontinued its use of HMC's foundry services (see Note 11 Litigation.). In August 1995, the Company re-established its foundry and development relationship with HMC. The Company and HMC agreed to reactivate and modify their 1990 Foundry and Co-Development Agreement. Under the "amended" Agreement, HMC will manufacture wafers for certain of the Company's products through fiscal 1998. In connection with the transfer of production from another foundry to HMC, the Company has agreed to pay Non-recurring Engineering ("NRE") charges of $240,000. The Company paid approximately $40,000 of these NRE charges in fiscal 1995 and expects to pay the balance in fiscal 1996.

In fiscal 1992, the Company entered into a wafer fabrication agreement with International Microelectonic Products, Inc. ("IMP"). Under the agreement, IMP provided foundry services to the Company for the fabrication of Company designed semiconductor products. In August 1995, the Company and IMP agreed to phase out their long-term foundry arrangement by March 1996. The Company has begun the process of transferring production capability to other foundries.

NOTE 11.  LITIGATION

On March 30, 1994, the Company filed a lawsuit against HMC in which, among other things, the Company sought a declaration by the court that an alleged license agreement, pursuant to which HMC had allegedly been granted certain license rights to the EEPROM technology sold to Atmel (see Note 3), is invalid. In response to the Company's claims, HMC asserted affirmative defenses and counterclaims. On August 16, 1995, the Company and HMC entered into a Settlement Agreement, Release and Tolling Agreement. Under the terms of such Agreement, the Company agreed, among other things, that the claims asserted against HMC in respect of the alleged license agreement would be tolled for such time and on such terms as provided therein. As a result, the Company is not currently pursuing such claims. The Company is entitled to pursue such claims in the future, however, subject to the terms of the Settlement Agreement, Release and Tolling Agreement. In the event that the Company does not cause the alleged license agreement to be invalidated, Atmel may assert a claim against the Company under the Asset Purchase Agreement, including a claim for damages, if suffered by Atmel as a result of HMC's use of any of such technology, and, in the event any such claim by Atmel is determined to be valid, Atmel may recover any such damages from the escrow described above. The Company believes that, in the event of any claim by Atmel, the amount of damages that may be payable by the Company upon a resolution thereof will not have a material adverse effect on the Company's cash flow, financial position or results of operations. However, there can be no assurance as to such matters. Under the terms of the settlement, the Company agreed to pay HMC $500,000 due in three consecutive monthly installments beginning in August 1995. The Company further agreed to issue to HMC 100,000 shares of SEEQ's common stock and reactivate and modify the 1990 Foundry and Co-Development Agreement (see Note 10. Development and License Agreements).

During 1995, the Company settled a lawsuit previously filed against the Company by GOCO Realty Fund I / Brazos Partners LP (see note 4).

In addition, the Company is involved in certain other routine litigation in the ordinary course of its business. Based on the Company's limited review to date, management believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 12.  SUBSEQUENT EVENT

On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company, in the United States District Court of Northern California, alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. Management believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated by reference to the information contained in the section entitled "Election of Directors" contained in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the information contained in the section entitled "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to the information contained in the section entitled "Election of Directors - Share Ownership" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the information contained in the section entitled "Election of Directors" contained in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

1.  Exhibits

    3.1 Certificate of Incorporation (incorporated herein by reference to Registrant's Registration Statement on Form S-1 (Registration No. 33-47985)).

    3.2 Bylaws (incorporated herein by reference to Registrant's Registration Statement on Form S-1 (Registration No. 33-47985)).

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

    10.2.2 Notice of Periodic Purchase Plan Offerings (incorporated herein by reference to Registrant's Form S-8 Registration Statement (Registration No. 33-27419) filed on March 7, 1989.

    10.2.3 Restated 1982 Stock Option Plan, as amended (incorporated herein by reference to Registrant's Form S-8 Registration Statement (33-6544) filed on July 2, 1993.

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


    10.3 Build to Suit Lease dated as of October 15, 1982, as amended ("1982 Lease"), between the Company and David W Mariani Investment Partnership dba Mariani Financial Co. (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1986).

    10.4 Stock Purchase Agreement dated as of July 16, 1990 between the Company and HMC Microelectronics Corporation (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1990).

    10.5 Technology Transfer and Foundry Agreement dated as of July 16, 1990 between the Company and HMC Microelectronics Corporation (subject to confidential treatment) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1990).

    10.5.1 Settlement Agreement, Release and Tolling Agreement dated as of August 16, 1995 by and between the Company and HMC
               Microelectronics Corporation (subject to confidential treatment).

    10.5.2 Amendment to Technology Transfer and Foundry Agreement dated August 16, 1995 by and between the Company and HMC
               Microelectronics Corporation (subject to confidential treatment).

    10.6 Business Loan Agreement with Silicon Valley Bank dated as of August 2, 1991 (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

    10.7 Amendment to Business Loan Agreement with Silicon Valley Bank and warrant issued pursuant thereto (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

    10.8 Warrant Purchase Agreement dated as of August 2, 1991 with Silicon Valley Bank and warrant issued pursuant thereto (incorporated herein by reference to registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

    10.9 Foundry Agreement dated as of November 15, 1991 between the Company and International Microelectronics Products Inc. (subject to request for confidential treatment) (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

    10.10 Loan and Security Agreement with CIT Group/Credit Finance, Inc. dated November 22, 1993 (incorporated by reference herein to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993).

    10.10.1 Agreement to Renew and Amend Loan and Security Agreement dated November 22, 1995 between the Company and CIT Group/Credit Finance, Inc.

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

    10.16 Stock Purchase Agreement dated February 7, 1994 between the Company and Atmel Corporation (incorporated by reference to the Company's Form 8-K dated February 6, 1994).

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

     13.1 Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

     21.1 The Company has one subsidiary: Talus Technology Incorporated, a California Corporation.

     23.1      Consent of Price Waterhouse LLP, Independent Accountants.

     24.1      Power of Attorney. Reference is made to the Signature Page.

       (a) Reports on Form 8-K. The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 1995.

     27.1      Financial Data Schedules

Undertakings

    For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows:

    Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of the expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered on the Form S-8 identified below, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the 1933 Act and will be governed by the final adjudication of such issue.

    The preceding undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 Registration No.6554), filed July 2, 1993; registrant's Registration Statement on Form S-8 (Registration No. 33-35838), filed July 11, 1990; and registrant's Registration Statement on Form S-8 (Registration No. 33-27419), filed March 7, 1989.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        SEEQ TECHNOLOGY INCORPORATED

                                        By /s/ Phillip J. Salsbury
                                           -------------------------------------
                                           Phillip J. Salsbury
                                           Chief Executive Officer


Dated:  December 18, 1995

                                POWER OF ATTORNEY

    Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Phillip J. Salsbury and Robert O. Hersh, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report on Form 10K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof:

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                     Title                               Date
---------                                     -----                               ----
/s/ Phillip J. Salsbury                     Chief Executive Officer             December 18, 1995
---------------------------                 and Director
(Phillip J. Salsbury)                       (Principal Executive
                                            Officer)

/s/ Robert O. Hersh                         Vice President, Finance             December 18, 1995
---------------------------                 and Administration
(Robert O. Hersh)                           (Principal Financial
                                            and Accounting Officer)

/s/ Alan V. Gregory                         Chairman of the Board               December 18, 1995
---------------------------                 and Director
(Alan V. Gregory)


/s/ Charles Harwood                         Director                            December 18, 1995
---------------------------
(Charles Harwood)

                                            Director                            December 18, 1995
---------------------------
(Peter Cheng)

                          SEEQ TECHNOLOGY INCORPORATED

                                   EXHIBIT 11

                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE
                     (in thousands except per share amounts)

                                                                    Years Ended
                                                     -----------------------------------------
                                                     September       September       September
                                                      30,1995         30,1994         30,1993
                                                     ---------       ---------       ---------
PRIMARY
Earnings:
                                                      ---------       ---------       ---------
   Net income (loss)                                  $   1,330       $  (7,877)      $  (4,124)
                                                      =========       =========       =========
Shares:
   Average common shares outstanding                     27,244          24,273          16,741
   Add effect of dilutive options and warrants
     (as determined by the treasury stock method)         1,961               -               -
                                                      ---------       ---------       ---------
   As adjusted                                           29,205          24,273          16,741
                                                      =========       =========       =========
Primary earnings per share                            $    0.05       $   (0.32)      $   (0.25)
                                                      =========       =========       =========
FULLY DILUTED
Earnings:
   Net income (loss)                                  $   1,330
                                                      =========
Shares:
   Average common shares outstanding                     27,244
   Add incremental effect of dilutive options and
      warrants (as determined by the treasury
      stock method)                                       3,650
                                                      ---------
   As adjusted                                           30,894
                                                      =========

Fully diluted earnings per share                      $    0.04
                                                      =========

                                                                     SCHEDULE II

                          SEEQ TECHNOLOGY INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
                            Years Ended September 30
                                 (in thousands)

                                                              Additions
                                                      ------------------------
                                        Balance at    Charged to      Charged                            Balance at
                                        Beginning      Costs and       Against        Deductions            End
                                         of Year       Expenses       Revenues                            of Year
-------------------------------------------------------------------------------------------------------------------
1993
  Allowance for Doubtful Accounts
  and Sales Returns                      $2,642          $489          $3,295          $4,734 (1)          $1,692

1994
  Allowance for Doubtful Accounts
  and Sales Returns                      $1,692          $138          $1,511          $2,677 (1)          $  664

1995
  Allowance for Doubtful Accounts
  and Sales Returns                      $  664          $ 59          $  530          $  915 (1)          $  338


----------------

(1) Doubtful account write-offs and customer returns and price adjustments

                                      (S-1)

                          SEEQ TECHNOLOGY INCORPORATED

                                INDEX TO EXHIBITS

                                                                                          Sequentially
                                                                                            Numbered
  Exhibit      Description                                                                    Page
    3.1        Certificate of Incorporation (incorporated herein by reference to
               Registrant's Registration Statement on Form S-1 (Registration No.
               33-47985)).

    3.2        Bylaws (incorporated herein by reference to Registrant's
               Registration Statement on Form S-1 (Registration No. 33- 47985)).

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

    10.2.2 Notice of Periodic Purchase Plan Offerings (incorporated herein by reference to Registrant's Form S-8 Registration Statement
               (Registration No. 33-27419) filed on March 7, 1989.

    10.2.3 Restated 1982 Stock Option Plan, as amended (incorporated herein by reference to Registrant's Form S-8 Registration Statement
               (33-6544) filed on July 2, 1993.

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

                                                                                          Sequentially
                                                                                            Numbered
  Exhibit      Description                                                                    Page
    10.3       Build to Suit Lease dated as of October 15, 1982, as amended
               ("1982 Lease"), between the Company and David W Mariani
               Investment Partnership dba Mariani Financial Co. (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1986).

    10.4       Stock Purchase Agreement dated as of July 16, 1990 between the
               Company and HMC Microelectronics Corporation (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1990).

    10.5 Technology Transfer and Foundry Agreement dated as of July 161990 between the Company and HMC Microelectronics Corporation (subject to confidential treatment) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended
               June 30, 1990).

    10.5.1     Settlement Agreement, Release and Tolling Agreement dated as of
               August 16, 1995 by and between the Company and HMC
               Microelectronics Corporation (subject to confidential treatment).

    10.5.2     Amendment to Technology Transfer and Foundry Agreement dated
               August 16, 1995 by and between the Company and HMC
               Microelectronics Corporation (subject to confidential treatment).

    10.6       Business Loan Agreement with Silicon Valley Bank dated as of
               August 2, 1991 (incorporated herein by reference to Registrant's
               Annual Report on Form 10-K for the fiscal year ended September
               30, 1991).

    10.7 Amendment to Business Loan Agreement with Silicon Valley Bank and warrant issued pursuant thereto (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

    10.8       Warrant Purchase Agreement dated as of August 2, 1991 with
               Silicon Valley Bank and warrant issued pursuant thereto
               (incorporated herein by reference to registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

    10.9       Foundry Agreement dated as of November 15, 1991 between the
               Company and International Microelectronics Products Inc. (subject to request for confidential treatment) (incorporated

                                                                                          Sequentially
                                                                                            Numbered
  Exhibit      Description                                                                    Page
               herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

    10.10      Loan and Security Agreement with CIT Group/Credit Finance, Inc.
               dated November 22, 1993 (incorporated by reference herein to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               September 30, 1993).

    10.10.1    Agreement to Renew and Amend Loan and Security Agreement dated
               November 22, 1995 between the Company and CIT Group/Credit
               Finance, Inc.

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

    10.15      Asset Purchase Agreement dated February 7, 1994 between the
               Company and Atmel Corporation (incorporated by reference to the Company's Form 8-K dated February 7,1994).

    10.16      Stock Purchase Agreement dated February 7, 1994 between the
               Company and Atmel Corporation (incorporated by reference to the Company's Form 8-K dated February 6, 1994).

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

    13.1       Registrant's Proxy Statement for the 1996 Annual Meeting of
               Stockholders, to be filed with the Securities and Exchange
               Commission.

                                                                                          Sequentially
                                                                                            Numbered
  Exhibit      Description                                                                    Page
    21.1       The Company has one subsidiary: Talus Technology Incorporated, a
               California Corporation.

    23.1       Consent of Price Waterhouse LLP, Independent Accountants.

    24.1       Power of Attorney. Reference is made to the Signature Page.
               (See page 42)

    27.1       Financial Data Schedules