Form 10-K405/A
period 1995-09-30
SEEQ TECHNOLOGY INC
filed 1996-01-05
CIK 702756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company, in the United States District Court of Northern California, alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. The Company intends to vigorously contest all of Level One's claims. Based on the Company's limited review to date, management believes that the claims asserted by Level One are without merit and that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations, although there can be no assurance as to such matters. Patent litigation is often highly complex, can extend for a protracted period of time, can involve substantial cost to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increase the cost of such litigation. There can be no assurance that such costs and diversion of resources would not have a material adverse effect on the Company's business, financial condition and results of operations.


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

The following table summarizes the activity under this restructuring plan for the years ended September 30, 1995 (in thousands):



                                   Reserve at   Restructure    Utilization   Reserve at   Restructure   Utilization   Reserve at
                                   September      Benefit      (Benefit)      September     Benefit      (Benefit)     September
                                    30, 1993     (Charge)        Charge       30, 1994      (Charge)       Charge      30, 1995
                                                Recorded in      During                   Recorded in      During
                                                Fiscal 1994    Fiscal 1994                Fiscal 1995   Fiscal 1995
--------------------------------------------------------------------------------------------------------------------------------
Facility lease, inventory and
other equipment costs               $(2,055)      $ 1,026       $   413       $  (616)      $    11       $   605       $ --
--------------------------------------------------------------------------------------------------------------------------------
EEPROM Asset Sale
Restructuring
   Sale proceeds                       --           5,482        (5,482)         --            --            --           --
   Costs of assets transferred         --          (5,656)        5,601           (55)         (195)          250         --
   Excess facilities                   --          (3,186)          652        (2,534)          818           915         (801)
   Severance                           --            (421)          421          --            --            --           --
   Discontinued inventories            --            (404)          254          (150)           51            99         --
   Excess property and
   leasehold improvements              --            (158)          158          --            --            --           --
   Other costs                         --            (578)          286          (292)         (338)          435         (195)
------------------------------------------------------------------------------------------------------------------------------
                                       --          (4,921)        1,890        (3,031)          336         1,699         (996)
--------------------------------------------------------------------------------------------------------------------------------
End-user Ethernet adapter
board products write-off
  Discontinued inventories             --            (808)          808          --            --            --           --
  Other costs                          --            (229)          229          --              52           (52)        --
------------------------------------------------------------------------------------------------------------------------------
                                       --          (1,037)        1,037          --              52           (52)        --
==============================================================================================================================
Totals                              $(2,055)      $(4,932)      $ 3,340       $(3,647)      $   399       $ 2,252       $ (996)
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


Other costs. In fiscal 1994, the Company recorded other costs, including property tax obligations, obsolete computer systems and legal fees. In the fourth quarter of fiscal 1995, the Company settled its lawsuit against Hualon Microelectronics Company (see Note 11 Litigation). For the fiscal year ended September 30, 1995, the Company recorded other costs of approximately $338,000, primarily reflecting legal fees and settlement costs in connection with the agreement with HMC. The Company paid $435,000 for settlement costs, outside foundries for memory product process development and lease payments for certain equipment related to EEPROM products.


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

Shares used in per share calculations:
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

The following table summarizes the restructuring activity in fiscal 1994 and 1995 (in thousands):



                                   Reserve at   Restructure    Utilization    Reserve at   Restructure   Utilization  Reserve at
                                    September      Benefit      (Benefit)      September     Benefit      (Benefit)   September
                                    30, 1993      (Charge)       Charge        30, 1994      (Charge)      Charge      30, 1995
                                                Recorded in      During                    Recorded in     During
                                                Fiscal 1994    Fiscal 1994                 Fiscal 1995   Fiscal 1995
--------------------------------------------------------------------------------------------------------------------------------
Facility lease, inventory and
other equipment costs               $(2,055)      $ 1,026       $   413       $  (616)      $    11       $   605       $--
-----------------------------------------------------------------------------------------------------------------------------
EEPROM Asset Sale
Restructuring
   Sale proceeds                       --           5,482        (5,482)         --            --            --          --
   Costs of assets transferred         --          (5,656)        5,601           (55)         (195)          250        --
   Excess facilities                   --          (3,186)          652        (2,534)          818           915        (801)
   Severance                           --            (421)          421          --            --            --          --
   Discontinued inventories            --            (404)          254          (150)           51            99        --
   Excess property and
   leasehold improvements              --            (158)          158          --            --            --          --
   Other costs                         --            (578)          286          (292)         (338)          435        (195)
-----------------------------------------------------------------------------------------------------------------------------
                                       --          (4,921)        1,890        (3,031)          336         1,699        (996)
-----------------------------------------------------------------------------------------------------------------------------
End-user Ethernet adapter
board products write-off
  Discontinued inventories             --            (808)          808          --            --            --          --
  Other costs                          --            (229)          229          --              52           (52)       --
-----------------------------------------------------------------------------------------------------------------------------
                                       --          (1,037)        1,037          --              52           (52)       --
=============================================================================================================================
Totals                              $(2,055)      $(4,932)      $ 3,340       $(3,647)      $   399       $ 2,252       $(996)
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


                                                  September 30, 1995   September 30, 1994
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