Form 10-Q
period 1995-12-31
SEEQ TECHNOLOGY INC
filed 1996-02-14
CIK 702756

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended December 31, 1995


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the transition period from       to
                                                -----    -----

                        Commission file number: 0-11778

                                ---------------

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

                                ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes X   No
                                                             ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $0.01 par value                         29,996,644
   (Class of common stock)             (Shares outstanding at January 31, 1996)


-------------------------------------------------------------------------------

This report on Form 10-Q, including all exhibits, contains 15 pages. The exhibit index is located on page 12.

                          SEEQ TECHNOLOGY INCORPORATED

                                   FORM 10-Q

                               Table of Contents

                                                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.............................................................     3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results ofOperations.......     8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................    11
Item 2.  Changes in Securities......................................................................    11
Item 3.  Defaults upon Senior Securities............................................................    11
Item 4.  Submission of Matters to a Vote of Security Holders........................................    11
Item 5.  Other Information..........................................................................    11
Item 6.  Exhibits and Reports on Form 8-K...........................................................    12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          SEEQ TECHNOLOGY INCORPORATED

                         CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

         The Unaudited Condensed Financial Statements of SEEQ Technology Incorporated ("SEEQ" or the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for those adjustments related to certain restructuring and other expenses) necessary to present fairly the financial position and results of operations as of and for the periods indicated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading.

         For purposes of presentation, the Company has indicated its fiscal quarters as ending on December 31, March 31, June 30 and September 30; whereas, in fact, the Company operates on a 52/53-week fiscal year ending on the last Sunday in September of each year. The fiscal quarter ends are actually December 31, March 31, June 30 and September 29 for the year ending September 30, 1996 and December 25, March 26, June 25, and September 24 for fiscal 1995.

         The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1995.

         The results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results expected for the year ending September 30, 1996.

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                       Three months ended
                                                                 --------------------------------
                                                                 December 31,        December 31,
                                                                    1995                 1994
                                                                 ------------        ------------
Revenues                                                            $4,801              $6,180
                                                                    ------              ------
Costs and expenses:
         Cost of revenues                                            3,487               4,330
         Research and development                                      786                 836
         Marketing, general and administrative                         921                 855
         Restructuring (benefit)                                        --                (285)
                                                                    ------              ------
Total costs and expenses                                             5,194               5,736
                                                                    ------              ------
Income (loss) from operations                                         (393)                444
Interest expense                                                       (83)                (87)
Interest and other income, net                                         183                 142
                                                                    ------              ------

Income (loss) before income taxes                                     (293)                499
Provision for income taxes                                               -                  (5)
                                                                    ------              ------

Net income (loss)                                                   $ (293)             $  494
                                                                    ======              ======

Net income (loss) per share:                                        $(0.01)             $ 0.02

Shares used in per share calculation:                               29,873              25,820


See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                            CONDENSED BALANCE SHEETS
                                 (In thousands)



                                                                  Dec. 31,        Sep. 30,
                                                                    1995            1995
                                                                -----------       --------
                                                                (Unaudited)           *
ASSETS
Current assets:
Cash and cash equivalents                                          $  3,112        $  3,682
Restricted cash                                                          --           3,000
Accounts receivable, less allowances                                  3,860           3,900
Inventories                                                           2,546           2,230
Other current assets                                                    535             212
                                                                   --------        --------
         Total current assets                                        10,053          13,024

Property and equipment, at cost                                       8,621           8,363
Accumulated depreciation and amortization                            (7,047)         (6,863)
                                                                   --------        --------
         Property and equipment, net                                  1,574           1,500

Other assets                                                          4,494           4,410
                                                                   --------        --------
         Total assets                                              $ 16,121        $ 18,934
                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable to bank                                               $     --        $  3,000
Accounts payable                                                      2,572           1,938
Accrued salaries, wages and employee benefits                           341             467
Other accrued liabilities                                               592             950
Current portion of long-term obligations                                343             287
                                                                   --------        --------
         Total current liabilities                                    3,848           6,642

Long-term obligations                                                 1,490           1,524
                                                                   --------        --------
         Total liabilities                                            5,338           8,166
                                                                   --------        --------

Stockholders' equity:
Common stock, $0.01 par value; 40,000,000 shares
   authorized, 29,992,440 and 29,769,766 shares outstanding             300             298
Additional paid-in capital                                          123,160         122,854
Accumulated deficit                                                (112,677)       (112,384)
                                                                   --------        --------
         Total stockholders' equity                                  10,783          10,768
                                                                   --------        --------

         Total liabilities and stockholders' equity                $ 16,121        $ 18,934
                                                                   ========        ========



*Condensed from audited financial statements.


See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
        (Increase/(Decrease) in cash and cash equivalents, in thousands)
                                  (Unaudited)


                                                                   Three months ended
                                                                 ------------------------
                                                                 Dec. 31,        Dec. 31,
                                                                   1995            1994
                                                                 --------        --------
OPERATING ACTIVITIES
Net income (loss)                                                 $ (293)         $  494
Adjustments to reconcile net income (loss) to net cash
   used for operating activities:
         Depreciation and amortization                               184             184
         (Benefit) provision for restructuring                        --            (285)
         (Gain) loss on equipment disposal                            --             (32)
         Changes in assets and liabilities:
                  Accounts receivable                                 40          (1,265)
                  Inventories                                       (316)         (1,072)
                  Other current assets                              (323)             --
                  Other assets                                       (84)            224
                  Accounts payable                                   634           1,941
                  Accrued salaries, wages and employee
                    befits                                          (126)             36
                  Other accrued liabilities                         (358)           (292)
                  Other long-term obligations                        (24)           (349)
                                                                  ------          ------
Net cash (used for) operating activities                            (666)           (416)
                                                                  ------          ------

INVESTING ACTIVITIES
Capital expenditures                                                (131)            (57)
Proceeds on disposal of equipment                                     --              33
Short-term investments in restricted account                       3,000              --
                                                                  ------          ------
Net cash provided by (used for) investing activities               2,869             (24)
                                                                  ------          ------

FINANCING ACTIVITIES
Payments on short term borrowings                                 (3,000)             --
Payments of capital lease obligations                                (81)           (118)
Proceeds from issuance of stock                                      308              18
                                                                  ------          ------
Net cash used for financing activities                            (2,773)           (100)
                                                                  ------          ------

Net decrease in cash and cash equivalents                           (570)           (540)
Cash and cash equivalents at beginning of period                   3,682           2,253
                                                                  ------          ------
Cash and cash equivalents at end of period                        $3,112          $1,713
                                                                  ======          ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                            $104            $102

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Capital lease obligations incurred for the acquisition
    of equipment                                                    $127              --


See notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. THE COMPANY

         SEEQ Technology Incorporated (the "Company"), incorporated in Delaware, was formed on January 13, 1981 to engage in the development and sale of state-of-the-art, high technology semiconductor devices.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                                                                Dec. 31,         Sep. 30,
                                                                  1995             1995
                                                                --------         --------
                                                                     (in thousands)
         Raw materials                                           $   31           $   16
         Work in process                                          1,558            1,379
         Finished goods                                             957              835
                                                                 ------           ------
                                                                 $2,546           $2,230
                                                                 ======           ======

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Depreciation of leasehold improvements is computed using the shorter of the remaining term of the leases or the estimated useful lives of the improvements. Depreciation for federal income tax purposes is computed using accelerated methods. The following table sets forth property and equipment during the periods indicated:

                                                                Dec. 31,         Sep. 30,
                                                                  1995             1995
                                                                --------         --------
                                                                     (in thousands)
         Machinery and equipment                                  $5,712         $5,596
         Furniture and fixtures                                    2,575          2,446
         Leasehold improvements                                      334            321
                                                                  ------         ------
            Total property and equipment, at cost                  8,621          8,363
         Less: Accumulated depreciation and amortization          (7,047)        (6,863)
                                                                  ------         ------
            Total property and equipment, net                     $1,574         $1,500
                                                                  ======         ======

         Net Income (Loss) Per Share

         Net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common equivalent shares outstanding. Dilutive common stock equivalents shares include stock options and warrants using the treasury stock method. Common equivalent shares that result from the assumed exercise of stock options and warrants were not included in the calculation of the current quarter net loss per share since their effect is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Interim Condensed Financial Statements and Notes thereto and the SEEQ Technology Incorporated Annual Report and Form 10-K for the fiscal year ended September 30, 1995.

RESULTS OF OPERATIONS

         Revenues

         Net sales were $4,801,000 in the first quarter of fiscal 1996, a decrease of $1,379,000 from net sales of $6,180,000 for the first quarter of fiscal 1995. As previously disclosed, the Company's orders from Apple Computer ended in March 1995. Consequently, there were no LAN subsystem product sales in the first quarter of fiscal 1996, compared to $2,125,000 for the first quarter of fiscal 1995. Local area network ("LAN") integrated circuit sales in the first quarter of fiscal 1996 were $4,801,000, which represented an increase of $746,000, or 18%, over the first quarter of fiscal 1995. This increase was due to a 38% increase in unit sales volumes, partially offset by a 14% decrease in average selling prices. During the first quarter of fiscal 1996, production volumes were not sufficient to meet demand due primarily to issues relating to discontinuing business with one foundry while initiating production ramp-up at three other foundries.

         Gross Product Margins

         The Company includes in cost of sales all costs associated with the subcontract manufacturing, electrical test, subcontract assembly and final test of its integrated circuits and subsystems, warehousing, shipping, product returns and reserves for inventory obsolescence. Allowances for product returns are deducted from sales revenues. Gross profit for the first quarter of fiscal 1996 was $1,314,000, a decrease of $536,000 from the first quarter of fiscal 1995. The decrease in margin was mainly attributable to lower sales and increased costs associated with start-up expenses on new products. Gross margins in future periods will be affected primarily by sales levels and product mix, average selling prices, wafer yields, the introduction of new products and changes in manufacturing costs.

         Research and Development

         Research and development expenditures decreased from $836,000 in the first quarter of fiscal 1995 to $786,000 in the first quarter of fiscal 1996. As a percentage of net sales, research and development expenditures increased from 14% in the first quarter of fiscal 1995 to 16% in the first quarter of fiscal 1996 due to lower revenues. The Company expects that the level of research and development spending will increase in absolute dollars in the next several quarters as a result of increased development efforts on new LAN products, but may vary as a percentage of net sales.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses increased from $855,000 in the first quarter of fiscal 1995 to $921,000 in the first quarter of fiscal 1996, and increased as a percentage of sales from 14% to 19% for the same periods respectively. This increase is attributable primarily to an increase in commissions payable to outside sales representatives on LAN IC sales. The Company anticipates that the level of marketing, general and administrative expenses will remain at similar levels in absolute dollars in future quarters during the remainder of this fiscal year, but are expected to vary as a percentage of net sales.

         Restructuring

         During the first fiscal quarter of 1995, the Company sublet the entire facility in which its headquarters and operations were located at a higher rental rate than previously estimated, and as a result recorded an $842,000 reduction to its restructuring reserves. Offsetting this benefit, the Company recorded changes in estimates to the restructuring reserves for the EEPROM Asset Sale, litigation costs and end-user Ethernet adapter board products write-off of $557,000, resulting in a net benefit for the quarter of $285,000. There was no restructuring charge or benefit during the first quarter of fiscal 1996. The restructuring reserve balance at September 30, 1995 of $996,000 was reduced by $212,000 to $784,000 during the quarter ending December 31, 1995. This reduction in the reserve resulted from payments of $185,000 for costs associated with the settlement agreement with Hualon Microelectronics Corporation. In addition, $27,000 for rent payments in excess of the sublease on the Company's former facility were made during the quarter. As of December 31, 1995, the balance of accrued restructuring reserves was $784,000.

         Interest Expense

         Interest expense has resulted primarily from borrowings under the Company's credit facility and from leases of capitalized equipment. Interest expense decreased from $87,000 in the first quarter of fiscal 1995 to $83,000 in the first quarter of fiscal 1996 as a result of the lower average balance of borrowings on the Company's credit facility.

         Interest Income and Other, Net

         Interest income and other, net increased from $142,000 in the first quarter of fiscal 1995 to $183,000 in the first quarter of fiscal 1996 primarily due higher average cash balances in cash, restricted cash and cash held in escrow invested in short-term investment instruments.

         Income Taxes

         The Company's provision for income taxes for the first quarter of fiscal 1995 was computed by applying the estimated annual effective tax rate to income before taxes.

         Factors Affecting Future Operating Results

         The semiconductor industry is highly cyclical. The industry is characterized by rapid technological change, fluctuations in end-user demand and price erosion. Accordingly, a particular company's operating results may be affected not only by industry-wide demand, but also by timely introduction of new products, market acceptance of competitive products, price competition and the distribution channels for its products. The Company's future quarterly operating results may also fluctuate as a result of other Company specific factors, such as price competition for mature products, growth of the Ethernet LAN segment of the electronics market and acceptance of the Company's newly introduced products for that market segment, access to production capacity at outside foundries, variation in manufacturing yields for its products, significant expenditures for new products and process development, and dependence on certain customer product shipment demands. Due to the foregoing and other factors, past results may not be indicative of future results.

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

         The Company's cash and cash equivalents balance decreased from $3,682,000 as of September 30, 1995 to $3,112,000 as of December 31, 1995,
primarily from cash used for operating activities and for capital lease obligations which were offset by proceeds from stock option exercises during the quarter.

         Operating Activities

         Cash flows used for operating activities increased from $416,000 in the first quarter of fiscal 1995 to $666,000 in the first quarter of fiscal 1996, due primarily to the net loss for the quarter, increased inventory and other current asset balances, decreased other accrued liabilities which was partially offset by an increase in accounts payable.

         Investing Activities

         Cash flows provided by investing activities of $2,869,000 during the first quarter of fiscal 1996 includes $3,000,000 from the maturity of short term investments of restricted cash, the proceeds of which were used to pay off the Company's short term borrowings. Capital expenditures during the first quarter of fiscal 1996 were $258,000 of which $127,000 was leased and $131,000 was paid in cash.

         Financing Activities

         Cash flows used for financing activities was $2,773,000 in the quarter ended December 31, 1996 compared to $100,000 in the quarter ended December 31, 1995. During the quarter ending December 31, 1995, the Company paid off short term borrowings of $3,000,000 with restricted cash. Proceeds from the issuance of stock pursuant to the exercise of stock options and the company's employee periodic stock purchase plan was $308,000 in the first quarter of fiscal 1996 compared to $18,000 during the first quarter of fiscal 1995.

         In November 1993, the Company entered into a two-year line of credit agreement with The CIT Group ("CIT"). Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal 1994 it used cash resources to reduce its effective short-term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit. Effective November 22, 1995, the Company renewed the credit facility with CIT for a two year term, subject to renewal thereafter. Under the terms of the new credit agreement, the minimum borrowing requirement has been reduced to $1,500,000 and is only applicable in the event the Company has a loan balance outstanding with CIT. The credit agreement does not contain any restrictive or financial covenants. Interest on borrowings is payable at the lender's reference prime rate plus 2.0% per annum. There were no borrowings under this line as of December 31, 1995.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: For a list of exhibits to this Form 10-Q see the exhibit index located on pages 12-13.

         (b) Reports on Form 8-K:  None.

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION OF DOCUMENT
-----------                                -----------------------
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

   10.1      Form of Indemnification Agreement with Directors and Officers (incorporated herein by reference to Registrant's Form 8-
             B filed on June 2, 1987).

   10.2      Executive Compensation Plans and Arrangements.

   10.2.1    Restated Periodic Purchase Plan, as amended (incorporated herein by reference to Registrant's Annual Report on Form 10-
             K for the fiscal year ended September 30, 1991).

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

   10.5      Technology Transfer and Foundry Agreement dated as of July 16, 1990 between the Company and Hualon Microelectronics
             Corporation (subject to confidential treatment) (incorporated by reference to Registrant's Quarterly Report on Form 10-
             Q for the period ended June 30, 1990).

   10.5.1    Settlement Agreement, Release and Tolling Agreement dated as of August 16, 1995 by and between the Company and Hualon
             Microelectronics Corporation (subject to confidential treatment).

   10.5.2    Amendment to Technology Transfer and Foundry Agreement dated August 16, 1995 by and between the Company and Hualon
             Microelectronics Corporation (subject to confidential treatment).

   10.9      Foundry Agreement dated as of November 15, 1991 between the Company and International Microelectronics Products Inc.
             (subject to request for confidential treatment) (incorporated herein by reference to Registrant's Annual Report on Form
             10-K for the fiscal year ended September 30, 1991).

EXHIBIT NO.                                DESCRIPTION OF DOCUMENT
-----------                                -----------------------
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

    11.1     Schedule of Computation of Earnings Per Share

    13.1     Registrant's Proxy Statement for the 1996 Annual Meeting of  Stockholders, to be filed with the Securities and Exchange
             Commission.

     (a)     Reports on Form 8-K.  The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 1995.

    27.1     Financial Data Schedules

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                               SEEQ TECHNOLOGY INCORPORATED
                               (Registrant)



Dated: February 13, 1996       By:
                                /s/Phillip J. Salsbury
                               -------------------------------------
                               Phillip J. Salsbury
                               President and Chief Executive Officer



Dated: February 13, 1996       By:
                                /s/Robert O. Hersh
                               -------------------------------------
                               Robert O. Hersh
                               Vice President, Finance, Chief Financial Officer
                               and Secretary