Form 10-K/A
period 1995-09-30
SEEQ TECHNOLOGY INC
filed 1996-03-08
CIK 702756

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1995

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) List the following documents filed as part of the report:

    3. Exhibits

3.1 Certificate of Incorporation (incorporated herein by reference to Registrant's Registration Statement on Form S-1 (Registration No. 33-47985)).

3.2 Bylaws (incorporated herein by reference to Registrant's Registration Statement on Form S-1 (Registration No. 33-47985)).

4.1 Rights Agreement dated as of April 21, 1995 between the Company and American Stock Transfer and Trust Company, including exhibits thereto (incorporated herein by reference to Registrant's Form 8-A filed on May 2, 1995).

10.1 Form of Indemnification Agreement with Directors and Officers (incorporated herein by reference to Registrant's Form 8-B filed on June 2, 1987).

10.2     Executive Compensation Plans and Arrangements

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

10.5* Technology Transfer and Foundry Agreement dated as of July 16, 1990 between the Company and Hualon Microelectronics Corporation (subject to confidential treatment) (incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1990).

10.5.1* Settlement Agreement, Release and Tolling Agreement dated as of August 16, 1995 by and between the Company and Hualon Microelectronics Corporation (subject to confidential treatment).

10.5.2* Amendment to Technology Transfer and Foundry Agreement dated August 16, 1995 by and between the Company and Hualon Microelectronics Corporation (subject to confidential treatment).

10.6 Business Loan Agreement with Silicon Valley Bank and warrant issued pursuant thereto (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
         1991).

10.7 Amendment to Business Loan Agreement with Silicon Valley Bank and warrant issued pursuant thereto (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

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

10.10 Loan and Security Agreement with CIT Group/Credit Finance, Inc. dated November 22, 1993 (incorporated by reference into the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
         1993).

10.10.1 Agreement to Renew and Amend Loan and Security Agreement dated November 22, 1995 between the Company and CIT Group/Credit Finance, Inc.

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

23.1     Consent of Price Waterhouse LLP, Independent Accountants.

24.1     Power of Attorney. Reference is made to the Signature Page.

27.1     financial Data Schedule.

(b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1995.


* MATERIAL HAS BEEN OMITTED AND CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR CERTAIN PORTIONS OF THE EXHIBIT. ALL SUCH OMITTED MATERIAL HAS BEEN FILED SEPARATELY WITH THE COMMISSION.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment to the Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.

                                            SEEQ TECHNOLOGY INCORPORATED


                                            By:/s/ Phillip J. Salsbury
                                               ---------------------------------
                                               Phillip J. Salsbury
                                               Chief Executive Officer

Dated:  March 6, 1996

         Pursuant to the requirements of the Securities Act of 1934, this Amendment to the Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                                                     Date
---------                                -----                                                     ----
/s/ Phillip J. Salsbury                  Chief Executive Officer                              March 6, 1996
-----------------------                  and Director
(Phillip J. Salsbury)                    (Principal Executive Officer)


            *                            Vice President, Finance and                          March 6, 1996
--------------------------               Administration (Principal
(Robert O. Hersh)                        Financial and Accounting
                                         Officer)

            *                            Chairman of the Board of                             March 6, 1996
--------------------------               Directors
(Alan V. Gregory)


            *                            Director                                             March 6, 1996
--------------------------
(Charles Harwood


                                         Director                                             March 6, 1996
--------------------------
(Peter Cheng)


*By:/s/ Phillip J. Salsbury
    -------------------------------
      Phillip J. Salsbury
      Attorney-in-Fact