Form 10-Q
period 1996-03-31
SEEQ TECHNOLOGY INC
filed 1996-05-14
CIK 702756

      ---------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 1996

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from _____ to_____

                         Commission file number: 0-11778

                              --------------------

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.01 par value                 30,132,759
        (Class of common stock)        (Shares outstanding at April 30, 1996)

     ---------------------------------------------------------------------

This report on Form 10-Q, including all exhibits, contains 16 pages.

                          SEEQ TECHNOLOGY INCORPORATED

                                    FORM 10-Q

                                Table of Contents

                                                                                                               Page

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements.....................................................................     3
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............     9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................    13
Item 2.  Changes in Securities...............................................................................    13
Item 3.  Defaults upon Senior Securities.....................................................................    13
Item 4.  Submission of Matters to a Vote of Security Holders.................................................    14
Item 5.  Other Information...................................................................................    14
Item 6.  Exhibits and Reports on Form 8-K....................................................................    14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)

                                   (Unaudited)

                                                    Three months ended     Six months ended
                                                  --------------------    --------------------
                                                   Mar. 31,   Mar. 31,    Mar. 31,    Mar. 31,
                                                    1996        1995        1996        1995
                                                  --------    --------    --------    --------
Revenues                                          $  7,387    $  6,189    $ 12,188    $ 12,369

Costs and expenses:
         Cost of revenues                            4,874       3,932       8,361       8,263
         Research and development                      918         809       1,704       1,644
         Marketing, general and administrative       1,121       1,017       2,042       1,872
         Restructuring (benefit) and other, net       --           (41)       --          (326)
                                                  --------    --------    --------    --------

Total costs and expenses                             6,913       5,717      12,107      11,453
                                                  --------    --------    --------    --------

Income from operations                                 474         472          81         916
Interest expense                                       (36)       (108)       (119)       (195)
Interest and other income, net                          58         113         241         255
                                                  --------    --------    --------    --------

Income before income taxes                             496         477         203         976
Provision for income taxes                              (6)         (7)         (6)        (12)
                                                  --------    --------    --------    --------

Net income                                        $    490    $    470    $    197    $    964
                                                  ========    ========    ========    ========

Net income per share:

Primary                                           $   0.02    $   0.02    $   0.01    $   0.04

                                                  ========    ========    ========    ========

Fully diluted                                     $   0.02    $   0.02    $   0.01    $   0.03
                                                  ========    ========    ========    ========


Shares used in per share calculation:

Primary                                             31,929      26,737      32,072      26,646
                                                  ========    ========    ========    ========

Fully diluted                                       31,929      28,498      32,072      28,457
                                                  ========    ========    ========    ========



See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                   Mar. 31,         Sep. 30,
                                                                    1996             1995
                                                                  ---------        ---------
ASSETS
Current assets:
Cash and cash equivalents                                         $   2,087        $   3,682
Restricted cash                                                        --              3,000
Accounts receivable, less allowances                                  6,153            3,900
Inventories                                                           3,120            2,230
Other current assets                                                    489              212
                                                                  ---------        ---------
         Total current assets                                        11,849           13,024

Property and equipment, net                                           2,394            1,500
Other assets                                                          4,738            4,410
                                                                  ---------        ---------
         Total assets                                             $  18,981        $  18,934
                                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Note payable to bank                                              $    --          $   3,000
Accounts payable                                                      3,800            1,938
Accrued salaries, wages and employee benefits                           459              467
Other accrued liabilities                                               699              950
Current portion of long-term obligations                                534              287
                                                                  ---------        ---------
         Total current liabilities                                    5,492            6,642

Long-term obligations                                                 2,129            1,524
                                                                  ---------        ---------
         Total liabilities                                            7,621            8,166
                                                                  ---------        ---------

Stockholders' equity:

Common stock, $0.01 par value; 40,000,000 shares

   authorized, 30,096,644 and 29,769,766 shares outstanding             301              298
Additional paid-in capital                                          123,246          122,854
Accumulated deficit                                                (112,187)        (112,384)
                                                                  ---------        ---------
         Total stockholders' equity                                  11,360           10,768
                                                                  ---------        ---------

         Total liabilities and stockholders' equity               $  18,981        $  18,934
                                                                  =========        =========



See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
        (Increase/(Decrease) in cash and cash equivalents, in thousands)
                                   (Unaudited)

                                                                         Six months ended
                                                                      ----------------------
                                                                      Mar. 31,       Mar. 31,
                                                                       1996           1995
                                                                      -------        -------
OPERATING ACTIVITIES
Net income (loss)                                                     $   197        $   964
Adjustments to reconcile net income (loss) to net cash
   used for operating activities:
         Depreciation and amortization                                    472            350
         (Benefit) provision for restructuring                           --             (326)
         (Gain) loss on equipment disposal                               --              (34)
         Changes in assets and liabilities:
                  Accounts receivable                                  (2,253)          (693)
                  Inventories                                            (890)          (780)
                  Other current assets                                   (342)           622
                  Other assets                                           (328)           131
                  Accounts payable                                      1,862            668
                  Accrued salaries, wages and employee benefits            (8)           (59)
                  Other accrued liabilities                              (251)        (1,309)
                  Other long-term obligations                             (53)          (232)
                                                                      -------        -------
Net cash used for operating activities                                 (1,594)          (698)
                                                                      -------        -------
INVESTING ACTIVITIES
Capital expenditures                                                      (89)          (228)
Proceeds on disposal of equipment                                        --               45
Short-term investments in restricted account                            3,000           --
                                                                      -------        -------
Net cash provided by (used for) investing activities                    2,911           (183)
                                                                      -------        -------
FINANCING ACTIVITIES
Payments on short term borrowings                                      (3,000)          --
Payments of capital lease obligations                                    (307)          (362)
Proceeds from issuance of stock                                           395            194
                                                                      -------        -------
Net cash used for financing activities                                 (2,912)          (168)
                                                                      -------        -------
Net decrease in cash and cash equivalents                              (1,595)        (1,049)
Cash and cash equivalents at beginning of period                        3,682          2,253
                                                                      -------        -------
Cash and cash equivalents at end of period                            $ 2,087        $ 1,204
                                                                      =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                              $   141        $   218

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Capital lease obligations incurred for the acquisition
    of equipment                                                      $ 1,212        $  --

Issuance of stock for settlement of litigation                        $  --          $   527


See notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. THE COMPANY

         SEEQ Technology Incorporated (the "Company"), incorporated in Delaware, was formed on January 13, 1981 to engage in the development and sale of semiconductor devices.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying unaudited condensed financial statements of SEEQ Technology Incorporated ("SEEQ" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for those adjustments related to certain restructuring and other expenses) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

         For purposes of presentation, the Company has shown its fiscal quarters as ending on December 31, March 31, June 30 and September 30; whereas, in fact, the Company operates on a 52/53-week fiscal year ending on the last Sunday in September of each year. The fiscal quarter ends are actually December 31, March 31, June 30 and September 29 for the year ending September 30, 1996 and December 25, March 26, June 25, and September 24 for fiscal 1995.

         The accompanying condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1995.

         The results of operations for the three month and six month periods ended March 31, 1996 are not necessarily indicative of the results expected for the year ending September 30, 1996.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                      Mar. 31,     Sep. 30,
                       1996         1995
                      ------       ------
                        (in thousands)
Raw materials         $   18       $   16
Work in process        1,493        1,379
Finished goods         1,609          835
                      ------       ------
                      $3,120       $2,230
                      ======       ======



         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Depreciation of leasehold improvements is computed using the shorter of the remaining term of the leases or the estimated useful lives of the improvements. Depreciation for federal income tax purposes is computed using accelerated methods. The following table sets forth property and equipment during the periods indicated:

                                                      Mar. 31,      Sep. 30,
                                                       1996           1995
                                                      -------        -------
                                                           (in thousands)
Machinery and equipment                               $ 6,695        $ 5,596
Furniture and fixtures                                  2,608          2,446
Leasehold improvements                                    361            321
                                                      -------        -------
   Total property and equipment, at cost                9,664          8,363
Less: Accumulated depreciation and amortization        (7,270)        (6,863)
                                                      -------        -------
   Total property and equipment, net                  $ 2,394        $ 1,500
                                                      =======        =======

         Non-recurring production transfer costs

         Non-recurring costs such as tooling, engineering and pre-production wafers resulting from the transfer of in-production product to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Nonrecurring costs which are associated with the development of new products are expensed as research and development costs when incurred. During the six month period ending March 31, 1996 the Company capitalized $546,000 of non-recurring production transfer costs of which $64,000 has been amortized in the same period. Non-recurring production transfer costs in fiscal 1995 were not material.

         Net Income (Loss) Per Share

         Primary and fully diluted net income per share for the three and six month periods ended March 31, 1996 were determined using the treasury stock method. Primary income (loss) per common and common equivalent share is computed using the weighted average number of shares outstanding during the respective periods, including dilutive stock options and warrants. Fully diluted income per common and common equivalent share is computed by adjusting net income and primary shares outstanding for the potential effect of conversion of stock option and warrant exercises. Fully diluted earnings per share also reflects additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period.

         Primary and fully diluted net income per share for the three and six month periods ended March 31, 1995 were determined using the modified treasury stock method. Under the modified treasury stock method, certain adjustments can occur with respect to both weighted average shares and net income amounts utilized in the calculation of earnings per share. The modified treasury stock method can result in different earnings per share than those calculated using the treasury stock method. Under the modified treasury stock method, all common equivalents are assumed exercised whether dilutive or not, and the proceeds from assumed exercise are applied in steps. First, stock is assumed to be repurchased up to a maximum of 20% of the actual outstanding shares. Net income is then adjusted to reflect the effect of using the remaining proceeds to reduce debt and then acquire U.S. Government Securities. Fully diluted earnings per share is computed by adjusting the primary shares outstanding for the effect on the common stock equivalents of using the quarter end close price to compute the equivalent buyback.

3. LITIGATION

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

         This Quarterly Report of Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Factors Affecting Operating Results" contained herein.

RESULTS OF OPERATIONS

         Revenues

         Net revenues were $7,387,000 in the second quarter of fiscal 1996 and $12,188,000 for the six month period ended March 31, 1996, representing an increase of $1,198,000 from net revenues of $6,189,000 for the second quarter of fiscal 1995 and a decrease of $181,000 from net revenues of $12,369,000 for the six month period ended March 31, 1995. Apple Computer stopped ordering LAN subsystem products in March 1995. Consequently, there were no LAN subsystem product sales in the second quarter of fiscal 1996 nor for the six month period ended March 31, 1996, compared to LAN subsystem product revenues of $1,814,000 for the second quarter of fiscal 1995 and $3,940,000 for the six months ended March 31, 1995. Data communication integrated circuit sales in the second quarter of fiscal 1996 were $7,387,000, which represented an increase of $3,012,000, or 69%, over the second quarter of fiscal 1995. Data communication integrated circuit revenues for the six month period ended March 31, 1996 were $12,188,000, which represented an increase of $3,759,000, or 45%, over the six month period ended March 31, 1995. These increases were due primarily to increases in unit sales volumes of 45% in the second fiscal quarter ending March 31, 1996 and 42% for the six month period ended March 31, 1996 over their respective periods in the prior fiscal year. During the first quarter of fiscal 1996, production volumes were not sufficient to meet demand due primarily to issues relating to the transfer of products to new foundries. In the second quarter of fiscal 1996, production volumes from three foundries increased which contributed significantly to the increase in revenue volumes.

         Gross Product Margins

         The Company includes in cost of revenues all costs associated with the subcontract manufacturing, electrical testing, subcontract assembly and final test of its integrated circuits and subsystems, warehousing, shipping, product returns and reserves for inventory obsolescence. Allowances for product returns are netted against revenues. Gross profit for the second quarter of fiscal 1996 was $2,513,000, an increase of $256,000 over the second quarter of fiscal 1995 primarily attributable to higher sales. Gross profit for the six month period ended March 31, 1996 was $3,827,000, a decrease of $279,000 from the six month period ended March 31, 1995 primarily due to increased costs associated with start-up production costs for new products. Gross margins in future periods will be affected primarily by revenue levels and product mix, average selling prices, wafer yields, the introduction of new products and changes in manufacturing costs.

         Research and Development

         Research and development expenditures increased from $809,000 in the second quarter of fiscal 1995 to $918,000 in the second quarter of fiscal 1996 primarily due to an increase in new product development. As a percentage of net revenues, research and development expenditures decreased from 13% in the second quarter of fiscal 1995 to 12% in the second quarter of fiscal 1996 due to higher revenues. For the six month period ended March 31, 1996, research and development expenditures increased to $1,704,000 or 14% of revenues from $1,644,000 or 13% of revenues for the six month period ended March 31, 1995. The Company expects that the level of research and development spending will increase in absolute dollars in the next several quarters as a result of increased development efforts on new LAN products, but may vary as a percentage of net revenues.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses increased from $1,017,000 in the second quarter of fiscal 1995 to $1,121,000 in the second quarter of fiscal 1996, and decreased as a percentage of revenues from 16% to 15% for the same periods, respectively. For the six months ended March 31, 1996, marketing, general and administrative expenses increased to $2,042,000 from $1,872,000 for the six months ended March 31, 1995, representing an increase as a percentage of revenues from 15% to 17% for the same periods, respectively. These increases are attributable primarily to an increase in commissions payable to outside sales representatives. The Company anticipates that the level of marketing, general and administrative expenses will remain at similar levels in absolute dollars in future quarters during the remainder of this fiscal year, but are expected to vary as a percentage of net revenues.

         Restructuring

         During the first six months of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations were located at a higher rental rate than previously estimated, and as a result recorded an $842,000 reduction to its restructuring reserves. Offsetting this benefit, the Company recorded changes in estimates to the restructuring reserves for the EEPROM Asset Sale, litigation costs and end-user Ethernet adapter board products write-off of $516,000, resulting in a net benefit for the six months of $326,000. There was no restructuring charge or benefit during the first six months of fiscal 1996. The restructuring reserve balance at September 30, 1995 of $996,000 was reduced by $252,000 to $744,000 during the six month period ended March 31, 1996. This reduction in the reserve resulted from payments of $185,000 for costs associated with the settlement agreement with Hualon Microelectronics Corporation. In addition, $67,000 for rent payments in excess of the sublease on the Company's former facility were made during the six month period ended March 31, 1996

         Interest Expense

         Interest expense has resulted primarily from borrowings under the Company's credit facility and from equipment under capital leases. Interest expense decreased from $108,000 in the second quarter of fiscal 1995 to $36,000 in the second quarter of fiscal 1996 and from $195,000 for the six month period ended March 31, 1995 to $119,000 for the six month period ended March 31, 1996, as a result of the lower average balances of borrowings on the Company's credit facility.

         Interest Income and Other, Net

         Interest income and other, net decreased from $113,000 in the second quarter of fiscal 1995 to $58,000 in the second quarter of fiscal 1996 and from $255,000 for the six month period ended March 31, 1995 to $241,000 for the six month period ended March 31, 1996, primarily due to lower cash balances and lower interest rates from investments of the cash balances in cash, restricted cash and cash held in escrow invested in short-term investment instruments.

         Income Taxes

         The Company's provision for income taxes is computed by applying the estimated annual effective tax rate to income before taxes. The estimated annual effective tax rate takes into account the effects of net operating loss carryforwards and alternative minimum taxes.

         Factors Affecting Operating Results

         The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on a number of factors, many of which are outside the control of the Company. These factors include fluctuations in manufacturing yields, the timing of introduction of new products by the Company and its competitors, changes in the markets addressed by the Company's products, market acceptance of the Company's and it's customers' products, the volume and timing of orders received, changes in the Company's product mix and customer base, the timing and extent of research and development expenditures, the availability and cost of semiconductor wafers from outside foundries, product obsolescence, price erosion, competitive factors, cyclical semiconductor industry conditions and general economic conditions. The Company's net revenue and cost of sales vary depending upon the mix of products sold. Any unfavorable changes in manufacturing yields or product mix, delays in new product introductions, underutilization of manufacturing capacity, increased price competition or other factors could have a material adverse effect on the Company's operating results and financial condition. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. There can be no assurance that the average selling prices of the Company's current or future products will not be subject to significant pricing pressures. In addition, the Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantially noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its cash requirements principally through cash flow from operations, borrowings under bank lines of credit, capital lease financing and the public and private sale of securities.

         Management believes that existing sources of liquidity, anticipated cash flow from operations, and borrowings under the Company's credit facility will be adequate to satisfy its cash requirements at least through the end of fiscal 1996. However, there can be no assurance that the Company will have adequate resources to satisfy such requirements. It may become necessary for the Company to raise funds from debt and/or equity financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all. Issuance of additional equity securities could result in dilution to stockholders. The inability to fund capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's cash and cash equivalents balance decreased from $3,682,000 as of September 30, 1995 to $2,087,000 as of March 31, 1996,
primarily from cash used for operating activities and for the payment of capital lease obligations which were offset by proceeds from stock option and warrant exercises during the six month period ended March 31, 1996.

         Operating Activities

         Cash flows used for operating activities increased from $698,000 in the six months ended March 31 1995 to $1,594,000 for the six month period ended March 31, 1996, due primarily to increases in accounts receivable, inventory and other asset balances, which was partially offset by an increase in accounts payable. The increase in other current assets and other assets is primarily due to the capitalization of non-recurring foundry transfer costs.

         Investing Activities

         Cash flows provided by investing activities of $2,911,000 during the first six months of fiscal 1996 includes $3,000,000 from the maturity of short term investments of restricted cash, the proceeds of which were used to pay off the Company's short term borrowings. Capital expenditures during the six month period ended March 31, 1996 were $1,301,000 of which $1,212,000 was leased and $89,000 was paid in cash.

         Financing Activities

         Cash flows used for financing activities was $2,912,000 in the six month period ended March 31, 1996 compared to $168,000 in the six month period ended March 31, 1995. During the six month period ended March 31, 1996, the Company paid off short term borrowings of $3,000,000 with restricted cash. Net proceeds from the issuance of stock pursuant to the exercise of warrants and stock options and the company's employee periodic stock purchase plan was $395,000 for the first six months of fiscal 1996 compared to $194,000 during the first six months of fiscal 1995.

         In November 1993, the Company entered into a two-year line of credit agreement with The CIT Group ("CIT"). Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal 1994 it used cash resources to reduce its effective short-term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit. Effective November 22, 1995, the Company renewed the credit facility with CIT for a two year term, subject to renewal thereafter. Under the terms of the new credit agreement, the Company may borrow up to $5,000,000 against eligible receivables. In addition, the minimum borrowing requirement has been reduced to $1,500,000 and is only applicable in the event the Company has a loan balance outstanding with CIT. The credit agreement does not contain any restrictive or financial covenants. Interest on borrowings is payable at the lender's reference prime rate plus 2.0% per annum. There were no borrowings under this line as of March 31, 1996.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company, in the United States District Court of Northern California, alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. The Company intends to vigorously contest all of Level One's claims. Based on the Company's limited review to date, management believes that the claims asserted by Level One are without merit and that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations. There can be no assurance, however, that Level One will not obtain a favorable determination in judicial proceeding, which could have a material adverse effect on the Company's business, financial condition and results of operations. Patent litigation is often highly complex, can extend for a protracted period of time, can involve substantial cost to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increase the cost of such litigation. There can be no assurance that such costs and diversion of resources would not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 21, 1996 an Annual Meeting of Stockholders was held. The following Directors were elected at this meeting:

                  Alan V. Gregory
                  Charles C. Harwood
                  Phillip J. Salsbury
                  Peter C. Chen

         Other matters voted Upon:

                                                                                Votes
                                             ----------------------------------------------------------------------------
                                                  Affirmative                  Negative                   Abstain
                                             ----------------------     ----------------------     ----------------------
       Amendment to increase the
       number of shares of the
       Company's common stock
       available under the Company's               20,977,872                 1,404,056                   169,430
       restated 1982 Stock Option Plan
       by 1,400,000

       Amendment to the Company's
       1989 Non-Employee Director
       Stock Option Plan to provide for a
       special one-time option grants to           20,729,955                 1,612,338                   209,065
       certain non-employee members of
       the Company's Board of Directors

       Ratify the appointment of Price
       Waterhouse LLP as independent
       accountants of the Company for              22,321,166                   137,178                    93,014
       the fiscal year ending September
       29, 1996

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  11.1  Schedule of Computation of Earnings Per Share

         (b) No reports on Form 8-K were filed for the period for which this report is being filed.

                                    * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SEEQ TECHNOLOGY INCORPORATED
                          (Registrant)

Dated: May 10, 1996       By:
                              /s/Phillip J. Salsbury
                           -------------------------------------
                           Phillip J. Salsbury
                           President and Chief Executive Officer

Dated: May 10, 1996                 By:
                             /s/Robert O. Hersh
                           -------------------------------------
                           Robert O. Hersh

                           Vice President, Finance, Chief Financial Officer
                            and Secretary

                                EXHIBIT INDEX

Exhibit 11.1    Schedule of Computation of Earnings Per Share
Exhibit 27      Financial Data Schedule