Form 10-Q
period 1996-06-30
SEEQ TECHNOLOGY INC
filed 1996-07-29
CIK 702756

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1996

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
                                                    Yes  X   No
                                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value                            30,216,884
   (Class of common stock)                 (Shares outstanding at June 30, 1996)

================================================================================

This report on Form 10=Q, including all exhibits, contains 15 pages.

                          SEEQ TECHNOLOGY INCORPORATED

                                    FORM 10-Q

                                Table of Contents

                                                                                                    PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements ......................................................        3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................       13
Item 2.  Changes in Securities ...............................................................       13
Item 3.  Defaults upon Senior Securities .....................................................       13
Item 4.  Submission of Matters to a Vote of Security Holders .................................       13
Item 5.  Other Information ...................................................................       13
Item 6.  Exhibits and Reports on Form 8-K ....................................................       13

This Quarterly Report of Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the captions "Legal Proceedings" and "Factors Affecting Operating Results" contained herein.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Three months ended               Nine months ended
                                                      ------------------------        ------------------------
                                                      June 30,        June 30,        June 30,        June 30,
                                                        1996            1995            1996            1995
                                                      --------        --------        --------        --------

Revenues                                              $  8,644        $  5,353        $ 20,832        $ 17,722

Costs and expenses:
         Cost of revenues                                5,893           3,331          14,254          11,594
         Research and development                          890             740           2,594           2,384
         Marketing, general and administrative           1,210           1,028           3,252           2,900
         Restructuring (benefit) and other, net           --               (73)           --              (399)
                                                      --------        --------        --------        --------

Total costs and expenses                                 7,993           5,026          20,100          16,479
                                                      --------        --------        --------        --------

Income from operations                                     651             327             732           1,243
Interest expense                                           (49)           (118)           (168)           (313)
Interest and other income, net                              67             113             308             368
                                                      --------        --------        --------        --------

Income before income taxes                                 669             322             872           1,298
Provision for income taxes                                 (19)             (1)            (25)            (13)
                                                      --------        --------        --------        --------

Net income                                            $    650        $    321        $    847        $  1,285
                                                      ========        ========        ========        ========

Net income per share:

Primary                                               $   0.02        $   0.01        $   0.03        $   0.05
                                                      ========        ========        ========        ========

Fully diluted                                         $   0.02        $   0.01        $   0.03        $   0.04
                                                      ========        ========        ========        ========

Shares used in per share calculation:

Primary                                                 32,082          30,287          32,065          27,365
                                                      ========        ========        ========        ========

Fully diluted                                           32,082          31,629          32,067          30,182
                                                      ========        ========        ========        ========




See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts))
                                   (Unaudited)

                                                                    June 30, 1996       Sep. 30, 1995
                                                                    -------------       -------------
ASSETS
Cash and cash equivalents                                             $   3,139            $   3,682
Restricted cash                                                            --                  3,000
Accounts receivable, less allowances                                      5,926                3,900
Inventories                                                               3,034                2,230
Other current assets                                                        576                  212
                                                                      ---------            ---------
         Total current assets                                            12,675               13,024

Property and equipment, net                                               3,141                1,500
Other assets                                                              4,788                4,410
                                                                      ---------            ---------
         Total assets                                                 $  20,604            $  18,934
                                                                      =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable to bank                                                  $    --              $   3,000
Accounts payable                                                          3,958                1,938
Accrued salaries, wages and employee benefits                               420                  467
Other accrued liabilities                                                   670                  950
Current portion of long-term obligations                                    651                  287
                                                                      ---------            ---------
         Total current liabilities                                        5,699                6,642

Long-term obligations                                                     2,746                1,524
                                                                      ---------            ---------
         Total liabilities                                                8,445                8,166
                                                                      ---------            ---------

Stockholders' equity:

Common stock, $0.01 par value; 40,000,000 shares
   authorized, 30,216,884 and 29,769,766 shares outstanding                 302                  298
Additional paid-in capital                                              123,394              122,854
Accumulated deficit                                                    (111,537)            (112,384)
                                                                      ---------            ---------
         Total stockholders' equity                                      12,159               10,768
                                                                      ---------            ---------

         Total liabilities and stockholders' equity                   $  20,604            $  18,934
                                                                      =========            =========



See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
        (Increase/(Decrease) in cash and cash equivalents, in thousands)
                                   (Unaudited)

                                                                            Nine months ended
                                                                       -------------------------------
                                                                       June 30, 1996     June 30, 1995
                                                                       --------------    -------------
OPERATING ACTIVITIES
Net income                                                                $   847            $ 1,285
Adjustments to reconcile net income to net cash
   used for operating activities:
         Depreciation and amortization                                        789                525
         Benefit from restructuring                                          --                 (399)
         Gain on equipment disposal                                          --                  (19)
         Changes in assets and liabilities:
                  Accounts receivable                                      (2,026)            (1,215)
                  Inventories                                                (804)              (400)
                  Other current assets                                       (501)               465
                  Other assets                                               (378)                64
                  Accounts payable                                          2,020               (727)
                  Accrued salaries, wages and employee benefits               (47)               (19)
                  Other accrued liabilities                                  (280)            (1,528)
                  Other long-term obligations                                 (85)              (451)
                                                                          -------            -------
Net cash used for operating activities                                       (465)            (2,419)
                                                                          -------            -------

INVESTING ACTIVITIES
Capital expenditures                                                         (169)              (648)
Proceeds on disposal of equipment                                            --                   46
Short-term investments in restricted account                                3,000               --
                                                                          -------            -------
Net cash provided by (used for) investing activities                        2,831               (602)
                                                                          -------            -------

FINANCING ACTIVITIES
Payments on short term borrowings                                          (3,000)              --
Payments of capital lease obligations                                        (453)              (398)
Proceeds from issuance of stock                                               544              3,387
                                                                          -------            -------
Net cash provided by (used for) financing activities                       (2,909)             2,989
                                                                          -------            -------

Net decrease in cash and cash equivalents                                    (543)               (32)
Cash and cash equivalents at beginning of period                            3,682              2,253
                                                                          -------            -------
Cash and cash equivalents at end of period                                $ 3,139            $ 2,221
                                                                          =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                  $   190            $   313


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Capital lease obligations incurred for the acquisition
    of equipment                                                          $ 2,124            $  --

Issuance of stock for settlement of litigation                            $  --              $   527


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying unaudited condensed financial statements of SEEQ Technology Incorporated ("SEEQ" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1995. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for those adjustments related to certain restructuring and other expenses) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

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

         The results of operations for the three month and nine month periods ended June 30, 1996 are not necessarily indicative of the results expected for the year ending September 30, 1996.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Inventories consist of the following:

                      June 30, 1996      Sep. 30, 1995
                      -------------      -------------
                                 (in thousands)

Raw materials             $   18           $   16
Work in process            1,876            1,379
Finished goods             1,140              835
                          ------           ------
                          $3,034           $2,230
                          ======           ======

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Depreciation of leasehold improvements is computed using the shorter of the remaining term of the leases or the estimated useful lives of the improvements. Depreciation for federal income tax purposes is computed using accelerated methods. The following table sets forth property and equipment during the periods indicated:

                                                                    June. 30,          Sep. 30,
                                                                      1996              1995
                                                                 --------------       -----------
                                                                            (in thousands)

          Machinery and equipment                                   $  7,621            $  5,596
          Furniture and fixtures                                       2,634               2,446
          Leasehold improvements                                         401                 321
                                                                    --------            --------
             Total property and equipment, at cost                    10,656               8,363
          Less: Accumulated depreciation and amortization             (7,515)             (6,863)
                                                                    --------            --------
             Total property and equipment, net                      $  3,141            $  1,500
                                                                    ========            ========

         Non-recurring production transfer costs

         Non-recurring costs such as tooling, engineering and pre-production wafers resulting from the transfer of in-production product to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Non-recurring costs which are associated with the development of new products are expensed as research and development costs when incurred. During the nine month period ending June 30, 1996 the Company capitalized $713,000 of non-recurring production transfer costs of which $137,000 has been amortized. Non-recurring production transfer costs in fiscal 1995 were not material.

         Net Income (Loss) Per Share

         Primary and fully diluted net income per share for the three and nine month periods ended June 30, 1996 and June 30, 1995 were determined using the treasury stock method. Primary income (loss) per common and common equivalent share is computed using the weighted average number of shares outstanding during the respective periods, including dilutive stock options and warrants. Fully diluted income per common and common equivalent share also reflects additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period.

3. LITIGATION

On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company, in the United States District Court of Northern California, alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. The Company intends to vigorously contest all of Level One's claims. Based on the Company's review to date, management believes that the claims asserted by Level One are without merit and that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations. There can be no assurance, however, that Level One will not obtain a favorable determination in judicial proceeding, which could have a material adverse effect on the Company's business, financial condition and results of operations. Patent litigation is often highly complex, can extend for a protracted period of time, can involve substantial cost to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increase the cost of such litigation. There can be no assurance that such costs and diversion of resources would not have a material adverse effect on the Company's business, financial condition and results of operations.

On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company, entitled Praxair, inc., a Delaware Corporation v. SEEQ, Inc., a California Corporation and SEEQ Technology, Inc., a Delaware Corporation (Superior Court of the State of California, County of Santa Clara, Case No. CV758882). The suit arises out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purports to state causes of action for breach of contract and promissory estoppel. The Complaint alleges that as a result of purported breaches of the nitrogen supply contract, the Company is obligated to pay plaintiff approximately $1,300,000 plus costs of suit, not including attorneys' fees. The case has only recently been filed, and no discovery has taken place to date. The Company intends to contest all of Praxair's claims vigorously. Based on the Company's limited review to date, management believes that the claims asserted by Praxair are without merit. However, there can be no assurance that Praxair will not obtain a favorable result in the lawsuit which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Interim Condensed Financial Statements and Notes thereto and the SEEQ Technology Incorporated Annual Report and Form 10-K for the fiscal year ended September 30, 1995.

         This Quarterly Report of Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the captions "Legal Proceedings" and "Factors Affecting Operating Results" contained herein.

RESULTS OF OPERATIONS

         Revenues

         Net revenues were $8,644,000 in the third quarter of fiscal 1996 and $20,832,000 for the nine month period ended June 30, 1996, representing an increase of $3,291,000 from net revenues of $5,353,000 for the third quarter of fiscal 1995 and an increase of $3,110,000 from net revenues of $17,722,000 for the nine month period ended June 30, 1995. Apple Computer stopped ordering LAN subsystem products in March 1995. Consequently, there were no LAN subsystem product sales for the nine month period ended June 30, 1996, compared to LAN subsystem product revenues of $3,940,000 for the nine months ended June 30, 1995. Data communication integrated circuit revenues for the nine month period ended June 30, 1996 were $20,832,000, which represented an increase of $7,050,000, or 51%, over the nine month period ended June 30, 1995. The revenue increases were due primarily to increases in unit sales volumes of 22% in the fiscal quarter ending June 30, 1996 and 34% for the nine month period ended June 30, 1996 over their respective periods in the prior fiscal year. During the first quarter of fiscal 1996, production volumes were not sufficient to meet demand due primarily to issues relating to the transfer of products to new foundries. In the second and third quarters of fiscal 1996, production volumes from three foundries increased which contributed significantly to the increase in revenue. Two customers, Bay Networks and Serial Systems, accounted for approximately 50% and 13% of revenues in the quarter ended June 30, 1996, respectively. Bay Networks and Serial Systems accounted for approximately 34% and 12% of revenues for the nine months ended June 30, 1996, respectively. No other customer accounted for more than 10% of revenues for the nine months ended June 30, 1996.

         Gross Product Margins

         The Company includes in cost of revenues all costs associated with the subcontract manufacturing, electrical testing, subcontract assembly and final test of its integrated circuits and subsystems, warehousing, shipping, product returns and reserves for inventory obsolescence. Allowances for product returns are netted against revenues. Gross profit for the third quarter of fiscal 1996 was $2,751,000, an increase of $729,000 over the third quarter of fiscal 1995 primarily attributable to higher revenues. Gross profit for the nine month period ended June 30, 1996 was $6,578,000, an increase of $450,000 from the nine month period ended June 30, 1995 primarily due to increased revenues. Gross margins in future periods will be affected primarily by revenue levels and product mix, average selling prices, wafer yields, the introduction of new products and changes in manufacturing costs.

         Research and Development

         Research and development expenditures increased from $740,000 in the third quarter of fiscal 1995 to $890,000 in the third quarter of fiscal 1996 primarily due to an increase in new product development. As a percentage of net revenues, research and development expenditures decreased from 14% in the third quarter of fiscal 1995 to 10% in the third quarter of fiscal 1996 due to higher revenues.

For the nine month period ended June 30, 1996, research and development expenditures increased to $2,594,000 or 13% of revenues from $2,384,000 or 14% of revenues for the nine month period ended June 30, 1995. The Company expects that the level of research and development spending will increase in absolute dollars in the next several quarters as a result of increased development efforts on new LAN products, but may vary as a percentage of net revenues.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses increased from $1,028,000 in the third quarter of fiscal 1995 to $1,210,000 in the third quarter of fiscal 1996, and decreased as a percentage of revenues from 19% to 14% for the same periods, respectively. For the nine months ended June 30, 1996, marketing, general and administrative expenses increased to $3,252,000 from $2,900,000 for the nine months ended June 30, 1995, representing no change as a percentage of revenues of 16% for each period. The increases are attributable primarily to an increase in commissions payable to outside sales representatives. The Company anticipates that the level of marketing, general and administrative expenses will vary in future periods based on expected revenue growth and anticipates legal expense, related to current litigation will increase.

         Restructuring

         During the first nine months of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations were located at a higher rental rate than previously estimated, and as a result recorded an $842,000 reduction to its restructuring reserves. Offsetting this benefit, the Company recorded changes in estimates to the restructuring reserves for the EEPROM Asset Sale, litigation costs and end-user Ethernet adapter board products write-off of $443,000, resulting in a net benefit for the nine months of $399,000. There was no restructuring charge or benefit during the first nine months of fiscal 1996. The restructuring reserve balance at September 30, 1995 of $996,000 was reduced by $283,000 to $713,000 during the nine month period ended June 30, 1996. This reduction in the reserve resulted from payments of $195,000 for costs associated with the settlement agreement with Hualon Microelectronics Corporation. In addition, $88,000 for rent payments in excess of the sublease on the Company's former facility were made during the nine month period ended June 30, 1996.

         Interest Expense

         Interest expense has resulted primarily from borrowings under the Company's credit facility and from equipment under capital leases. Interest expense decreased from $118,000 in the third quarter of fiscal 1995 to $49,000 in the third quarter of fiscal 1996 and from $313,000 for the nine month period ended June 30, 1995 to $168,000 for the six month period ended June 30, 1996, primarily as a result of the lower average balances of borrowings on the Company's credit facility.

         Interest Income and Other, Net

         Interest income and other, net decreased from $113,000 in the third quarter of fiscal 1995 to $67,000 in the third quarter of fiscal 1996 and from $368,000 for the nine month period ended June 30, 1995 to $308,000 for the nine month period ended June 30, 1996, primarily due to lower cash balances and lower interest rates from investments of the cash balances in cash, restricted cash and cash held in escrow invested in short-term investment instruments.

         Income Taxes

         The Company's provision for income taxes is computed by applying the estimated annual effective tax rate to income before taxes. The estimated annual effective tax rate takes into account the effects of net operating loss carryforwards and alternative minimum taxes.

         Factors Affecting Operating Results

         The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on a number of factors, many of which are outside the control of the Company. These factors include fluctuations in manufacturing yields, the timing of introduction of new products by the Company and its competitors, changes in the markets addressed by the Company's products, market acceptance of the Company's and it's customers' products, the volume and timing of orders received, changes in the Company's product mix and customer base, the timing and extent of research and development expenditures, the availability and cost of semiconductor wafers from outside foundries, product obsolescence, price erosion, competitive factors, cyclical semiconductor industry conditions and general economic conditions. The Company's net revenue and cost of revenues vary depending upon the mix of products sold. Any unfavorable change in manufacturing yields or product mix, delays in new product introductions, underutilization of manufacturing capacity, increased price competition or other factors could have a material adverse effect on the Company's operating results and financial condition. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. There can be no assurance that the average selling prices of the Company's current or future products will not be subject to significant pricing pressures. In addition, the Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantially noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its cash requirements principally through cash flow from operations, borrowings under bank lines of credit, capital lease financing and the public and private sale of securities.

         Management believes that existing sources of liquidity, anticipated cash flow from operations, and borrowings under the Company's credit facility will be adequate to satisfy its cash requirements at least through the end of fiscal 1997. However, there can be no assurance that the Company will have adequate resources to satisfy such requirements. It may become necessary for the Company to raise funds from debt and/or equity financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all. Issuance of additional equity securities could result in dilution to stockholders. The inability to fund capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's cash and cash equivalents balance decreased from $3,682,000 as of September 30, 1995 to $3,139,000 as of June 30, 1996, primarily from cash used for operating activities and for the payment of capital lease obligations which were offset by proceeds from stock option and warrant exercises during the nine month period ended June 30, 1996.

         Operating Activities

         Cash flows used for operating activities decreased from $2,419,000 in the nine months ended June 30, 1995 to $465,000 for the nine month period ended June 30, 1996, due primarily to increases in accounts receivable, other assets and accounts payable, which was partially offset by decrease in other accrued liabilities. The increase in other current assets and other assets is primarily due to the capitalization of non-recurring foundry transfer costs.

         Investing Activities

         Cash flows provided by investing activities of $2,831,000 during the first nine months of fiscal 1996 includes $3,000,000 from the maturity of short term investments of restricted cash, the proceeds of which were used to pay off the Company's short term borrowings. Capital expenditures during the nine month period ended June 30, 1996 were $2,293,000 of which $2,124,000 was leased and $169,000 was paid in cash.

         Financing Activities

         Cash flows used for financing activities was $2,909,000 in the nine month period ended June 30, 1996 compared to $2,989,000 in the nine month period ended June 30, 1995. During the nine month period ended June 30, 1996, the Company paid off short term borrowings of $3,000,000 with restricted cash. Net proceeds from the issuance of stock pursuant to the exercise of warrants and stock options and the company's employee periodic stock purchase plan was $544,000 for the first nine months of fiscal 1996 compared to $3,387,000 during the first nine months of fiscal 1995.

         In November 1993, the Company entered into a two-year line of credit agreement with The CIT Group ("CIT"). Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal 1994 it used cash resources to reduce its effective short-term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit. Effective November 22, 1995, the Company renewed the credit facility with CIT for a two year term, subject to renewal thereafter. Under the terms of the new credit agreement, the Company may borrow up to $5,000,000 against eligible receivables. In addition, the minimum borrowing requirement has been reduced to $1,500,000 and is only applicable in the event the Company has a loan balance outstanding with CIT. The credit agreement does not contain any restrictive or financial covenants. Interest on borrowings is payable at the lender's reference prime rate plus 2.0% per annum. There were no borrowings under this line as of June 30, 1996.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company, in the United States District Court of Northern California, alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. The Company intends to vigorously contest all of Level One's claims. Based on the Company's review to date, management believes that the claims asserted by Level One are without merit and that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations. There can be no assurance, however, that Level One will not obtain a favorable determination in judicial proceeding, which could have a material adverse effect on the Company's business, financial condition and results of operations. Patent litigation is often highly complex, can extend for a protracted period of time, can involve substantial cost to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increase the cost of such litigation. There can be no assurance that such costs and diversion of resources would not have a material adverse effect on the Company's business, financial condition and results of operations.

On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company, entitled Praxair, inc., a Delaware Corporation v. SEEQ, Inc., a California Corporation and SEEQ Technology, Inc., a Delaware Corporation (Superior Court of the State of California, County of Santa Clara, Case No. CV758882). The suit arises out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purports to state causes of action for breach of contract and promissory estoppel. The Complaint alleges that as a result of purported breaches of the nitrogen supply contract, the Company is obligated to pay plaintiff approximately $1,300,000 plus costs of suit, not including attorneys' fees. The case has only recently been filed, and no discovery has taken place to date. The Company intends to contest all of Praxair's claims vigorously. Based on the Company's limited review to date, management believes that the claims asserted by Praxair are without merit. However, there can be no assurance that Praxair will not obtain a favorable result in the lawsuit which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                              SEEQ TECHNOLOGY INCORPORATED
                                    (Registrant)

Dated:    July 26, 1996       By:
                               /s/ Phillip J. Salsbury
                              --------------------------------------------------
                              Phillip J. Salsbury
                              President and Chief Executive Officer



Dated:    July 26, 1996       By:
                               /s/ Robert O. Hersh
                              --------------------------------------------------
                              Robert O. Hersh
                              Vice President, Finance, Chief Financial Officer
                              and Secretary

                          SEEQ TECHNOLOGY INCORPORATED
                                   EXHIBIT 11
                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE
                    (in thousands, except per share amounts)

                                                                 Three Months Ended                  Nine Months Ended
                                                             --------------------------          --------------------------
                                                             June 30,          June 30,          June 30,          June 30,
                                                              1996              1995              1996              1995
                                                             -------           -------           -------           -------
                                                                    (Unaudited)                         (Unaudited)

PRIMARY
   Earnings:                                                 $   650           $   321           $   847           $ 1,285
                                                             =======           =======           =======           =======
Shares:
   Average common shares outstanding                          30,168            27,854            30,018            26,525
   Add effect of dilutive options and warrants
   (as determined by the treasury stock method
   and the modified treasury stock method)                     1,914             2,433             2,047               840
                                                             -------           -------           -------           -------
   As adjusted                                                32,082            30,287            32,065            27,365
                                                             =======           =======           =======           =======

Primary earnings per share                                   $  0.02           $  0.01           $  0.03           $  0.05
                                                             =======           =======           =======           =======

FULLY DILUTED
Earnings:
   Net income (loss)                                         $   650           $   321           $   847           $ 1,285
                                                             =======           =======           =======           =======
Shares:
   Average common shares outstanding                          30,168            27,854            30,018            26,525
   Add effect of dilutive options and warrants (as
   determined by the treasury stock method)
                                                               1,914             3,775             2,049             3,657
                                                             -------           -------           -------           -------
   As adjusted                                                32,082            31,629            32,067            30,182
                                                             =======           =======           =======           =======

Fully diluted earnings per share                             $  0.02           $  0.01           $  0.03           $  0.04
                                                             =======           =======           =======           =======

                                 EXHIBIT INDEX



Exhibit 11.1  Schedule of Computation of Earnings Per Share

Exhibit 27    Financial Data Schedule