Form 10-K405
period 1996-09-30
SEEQ TECHNOLOGY INC
filed 1996-12-20
CIK 702756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to_______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on December 6,1996 as reported by NASDAQ, was approximately $90,865,000.

The number of outstanding shares of the registrant's Common Stock on December 6, 1996 was 30,288,379.


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 1997 Annual Meeting of Stockholders as filed with the Commission (the "Proxy Statement") - Part III, Items 10, 11, 12 and 13.

                                     PART I

   This Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the caption "Risk Factors" and elsewhere in this Form 10-K.

ITEM 1.  BUSINESS.

   SEEQ Technology Incorporated (herein "SEEQ" or the "Company") is a leading supplier of Ethernet data communication products for networking applications. Ethernet is the dominant local area network ("LAN") technology today and was originally developed by Xerox and Digital Equipment Corporation in the late 1970s. As an Ethernet pioneer, SEEQ introduced the industry's first Ethernet chip set in 1982. SEEQ combines its strengths in digital circuit and analog design with its communication systems expertise to produce mixed-signal data communication solutions that provide increased functionality and greater reliability that result in lower total system cost. In 1983, the Company successfully developed the industry's first integrated Ethernet data communication controller. In 1994, the Company introduced the industry's first Fast Ethernet (100 megabits per second "Mbps") four-port controller.

   SEEQ's product development and marketing strategy is to sell its products to systems manufacturers who are performance and volume leaders in the information networking, telecommunications, personal computer, workstation and printer markets. The Company's more than 150 customers worldwide include such industry leaders as Apple Computer, Bay Networks, Cabletron, Cisco Systems, Compaq, Hewlett Packard, Intel, and 3COM. SEEQ's Ethernet data communication products are sold in numerous market applications of Ethernet adapter cards, workstations, media attachment units, print servers, file servers, repeaters, switches, bridges and routers.

   SEEQ's complete product line includes Ethernet data communication controllers, AutoDUPLEXTM Ethernet chip sets for automatic full duplex switched Ethernet applications, encoders/decoders, coaxial cable CMOS transceivers and unshielded twisted pair cable CMOS transceivers, and networking modules. In order to meet customers' needs for higher-speed LAN solutions, the Company offers products which support Fast Ethernet, which is a 100Mbps version of traditional 10Base-T Ethernet (10Mbps). The Company also sells media signaling integrated circuits for another high speed LAN market, Asynchronous Transfer Mode ("ATM").

   The Company was founded in 1981 to develop, manufacture and market products incorporating metal-oxide-silicon ("MOS") reprogrammable, nonvolatile memory integrated circuit technology. In February 1994, the Company sold its nonvolatile memory technology and related assets to focus on the data communications market.

INDUSTRY BACKGROUND

   Corporate computing networks during the late 1960s and 1970s were characterized by expensive main frame computers which were concentrated in a central location and accessed by remote display terminals. As the declining cost of computing power made distributed data processing possible, LANs developed in the early 1980s which provided departmental level processing in the form of powerful small personal computers ("PCs") and microprocessor-based workstations. LANs are used at the departmental level for information exchange among the local computers and sharing of peripherals.

   Although the computer industry initially favored proprietary LAN solutions, a cooperative effort between computer and communications vendors under the sponsorship of the Institute of Electrical and Electronic Engineers ("IEEE") resulted in several LAN protocol standards including Ethernet and Token Ring. These standard-based LANs provide a local shared communications facility which can be accessed by products from multiple vendors, even though the higher level of protocols for these products may be incompatible. Under these standards, the installation of LANs has expanded significantly, with most of the worldwide PCs used in a business environment now connected to some form of LAN.

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

   Demand for LAN products has grown rapidly in recent years, as a result of the growth in corporate networks, the introduction of client/server computing, the expansion of personal computer and workstations markets, and the development of new applications, including video conferencing, image processing and multimedia. As networks grow in size and these new applications require faster data rates, business networks will require more throughput capacity than is provided by current implementations such as 10 Mbps Ethernet or 16 Mbps Token Ring. Fast Ethernet (100 Mbps), Gigabit Ethernet (1,000 Mbps) and ATM technologies are expected to satisfy the requirement for greater bandwidth capacity on most local area networks.

BUSINESS STRATEGY

   SEEQ's objective is to be a leading provider of digital and mixed-signal silicon products for data communication applications. Key elements of the Company's business strategy include the following:

   DELIVER A BROAD RANGE OF PRODUCT OFFERINGS TO ETHERNET AND ATM BASED SYSTEMS MANUFACTURERS

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

   EXPAND "FAST" ETHERNET PRODUCT OFFERINGS AND CUSTOMER BASE

   The Company is committed to the introduction of new data communication products into existing and new high-speed LAN market segments (such as Fast Ethernet and ATM), which enable system OEM's to improve performance, address new applications and further integrate higher levels of system functionality. The Company's existing line of Fast Ethernet products enable SEEQ to provide a full range of LAN data communication solutions to its customers. SEEQ has been successful in expanding its customer base by developing business relationships with both established and emerging systems manufacturers. As the data communications market, and specifically LAN equipment suppliers, adopt new, more complex protocol standards, such as Fast Ethernet and ATM, and demand a higher level of functional integration, SEEQ has designed its' new product offerings to satisfy most LAN connectivity requirements.

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

   MAINTAIN COST-EFFECTIVE SILICON FOUNDRY RELATIONSHIPS

   SEEQ obtains the necessary supply of finished wafers to meet its manufacturing needs through selective foundry arrangements with major semiconductor manufacturers. These relationships are intended to provide SEEQ with the required wafer fabrication capacity, and to provide the Company with access to next generation silicon process technology. Due to the changing demand for world-wide foundry capacity, it is the Company's objective to maintain two suppliers for each of its "high-volume" products. Presently, SEEQ has foundry arrangements with six semiconductor manufacturers; AMI Semiconductor, Hualon Microelectronics Corporation ("HMC"), Ricoh, Rohm, Samsung Semiconductor and TSMC.

   EXTEND STRATEGIC RELATIONSHIPS WITH INDUSTRY LEADERS

   SEEQ continues to work closely with systems manufacturers that are market and technology leaders, which in selected cases has led to strategic sole-source supplier arrangements. The Company believes that in order to build a long-term business relationship with a customer, its product design and applications teams must focus on understanding and meeting the customer's specific system requirements. This close working relationship also enables SEEQ to identify requirements for future systems being developed by the customer. In addition, the Company plays an active role in industry-wide alliances aimed at developing standards for new LAN technologies. SEEQ is a contributing member of the Fast Ethernet Alliance and the recently formed Gigabit Ethernet Alliance.

   TARGET EMERGING MARKETS FOR HIGH SPEED  ETHERNET APPLICATIONS

   Fast Ethernet has emerged over the last several years as a "user friendly" solution to expanding network throughput capacity. In Fiscal 1996, Fast Ethernet related product sales accounted for approximately 31% of SEEQ's total revenues. It is expected that in fiscal 1997, the Fast Ethernet market could comprise about 50% of the total available market for the Company's data communication products. Even as the market for Fast Ethernet solutions begins to reach its stride, network providers are developing products supporting even higher data rates. SEEQ is working closely with these early market entrants and the Gigabit Ethernet Alliance to develop a standard Gigabit Ethernet Media Access Controller for high-performance networking systems such as switches, routers and servers.

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

   The Company's Ethernet data link controllers are used in local area network systems that can interconnect a wide variety of computers and peripheral devices. They are generally used in Ethernet-compatible systems, and replace a substantial number of discrete components previously contained on a printed circuit board. The Company also produces a set of Ethernet encoder/decoder circuits, media interface adapters ("MIAs"), and Ethernet transceiver circuits. The Company's data communications products serve to reduce the cost of Ethernet connections for local area network manufacturers.

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

   In order to meet customers' needs for higher-speed LAN solutions, the Company has developed a line of products for a high speed LAN technology called Fast Ethernet. During 1994, the Company introduced its first Fast Ethernet product, the 100Mbps four port Fast Ethernet controller. In 1996, SEEQ introduced a 100Mbps physical layer device.

MARKETING AND SALES

   The Company sells its products to OEMs and distributors representing a wide range of markets, including computer systems, facsimile equipment, engineering workstations, modems, process controllers, and commercial data processing systems. The Company's ten largest customers accounted for approximately 54%, 68% and 79% of net revenues for fiscal years 1994, 1995 and 1996, respectively. Two customers, Apple Computer and Cisco Systems, accounted for approximately 16% and 11% of revenues in fiscal 1994, respectively. Apple Computer and Serial Systems (an agent for Hewlett Packard and Compaq) accounted for approximately 17% and 16% of revenues in fiscal 1995, respectively. Bay Networks and Serial Systems accounted for approximately 42% and 10% of revenues in fiscal 1996, respectively.

   The Company coordinates all domestic sales through its' Burlington, Massachusetts and Westlake, California regional sales offices in addition to its Fremont, California headquarters. The Company's four OEM sales managers work closely with manufacturers' representatives and distributors to secure design-ins and production orders.

   The Company markets its products through a network of independent manufacturers' representatives and independent distributors. The Company has contracted with five national distributors to stock and sell the Company's products from five stocking locations. In addition, the Company has contracted with approximately 15 independent manufacturers' representatives throughout the United States, representing over 150 individual salespeople. The representatives obtain orders for SEEQ, which the Company fills by shipping directly to the purchaser and for which the Company pays the representatives commissions based on the sales.

   International sales were approximately $7.1 million, $8.6 million and $8.0 million, representing approximately 33%, 38% and 25% of product sales, for fiscal years 1994, 1995 and 1996, respectively. Internationally, the Company sells its' products through a network of approximately 22 manufacturer's representatives (7 stock inventories of the Company's product), together with international sales management in Fremont, California. Sales to foreign customers are shipped from the Company's headquarters F.O.B. and are billed and paid in United States dollars. Although sales may be made subject to tariffs in certain countries or with regard to certain products, at present the Company's average selling prices for foreign sales are not significantly different from those for domestic sales. Foreign sales are subject to certain control restrictions imposed by the United States and foreign governments, but the Company has not encountered any such limitations that have materially affected its foreign sales.

   SEEQ's volume purchase orders do not necessarily result in sales as they are generally terminable by the customer without significant penalty. Consequently, backlog at any point in time is not necessarily indicative of future sales.

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

   The Company is concentrating on the application of its proprietary technologies for the development of mixed signal integrated circuits for the data communications market. Present research and development efforts are focused on the development of Ethernet controllers and media signaling integrated circuits for the 100Mbps Fast Ethernet market and the Gigabit Ethernet market, and more highly integrated signaling devices for the 10Mbps Ethernet market.

   The Company's research and development expenditures were approximately $3,278,000, $3,069,000 and $3,303,000 for the fiscal years 1994, 1995 and 1996, respectively. As of September 30, 1996, 16 employees were engaged in research and development activities.

MANUFACTURING

   The manufacturing process for semiconductors is comprised of three basic operations: silicon wafer fabrication, assembly and testing. SEEQ has chosen to use independent silicon foundries and assembly subcontractors to fabricate and assemble its integrated circuits. This strategy enables the Company to focus its resources on the design and test areas, where the Company believes it has greater competitive advantages, and to eliminate the high cost of owning and operating semiconductor silicon fabrication and assembly facilities.

   Presently, SEEQ has a business relationship with six foundries. As SEEQ does not have its own wafer fabrication capability, it must compete for foundry capacity with other, larger semiconductor suppliers. SEEQ works closely with its foundry partners to obtain a steady and predictable supply of integrated circuits. While the Company believes it can obtain fabrication capacity with its current foundry resources to meet current and future expected demand, the Company could experience a shortfall in product availability if any of its foundry partners are unable to meet planned capacity requirements or production schedules. Further, the Company has no agreements with any of its foundries which would ensure future wafer supply. Additionally, no one foundry partner is capable of supplying sufficient capacity to meet total current or future expected demand.

   A substantial number of the Company's products are manufactured and assembled by independent foundries and suppliers located in foreign countries. While the costs associated with these services are billed and paid in U.S. dollars, changes in foreign currencies against the U.S.
dollar could impact future product costs.

   Test operations are performed during each phase of the manufacturing process. SEEQ uses sophisticated testing equipment to test the die on each silicon wafer prior to shipment for assembly. After assembly, each unit (i.e. packaged die) undergoes final electrical testing at the Company. SEEQ's Ethernet controller products are manufactured, including final testing, by two of its foundries.

   Although the manufacturing process is highly controlled, equipment malfunctions, process complexities, minute impurities, or defects in the masks may cause a substantial percentage of the silicon wafers to be rejected or individual chips to be non-functional. There can be no assurance that the Company or any of its foundry suppliers will not experience yield problems in the future.

COMPETITION

   The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened domestic and international competition in many markets. The Company competes with major domestic and international semiconductor companies, most of which have substantially greater financial, technical, manufacturing and marketing resources than the Company, as well as other substantial resources with which to more effectively pursue engineering, manufacturing, marketing and distribution of their products. In addition, many of the Company's competitors maintain their own wafer fabrication and manufacturing facilities, which the Company considers to be a competitive advantage. Accordingly, the Company believes that it is at a substantial competitive disadvantage in comparison to larger companies with wafer fabrication and manufacturing facilities, broader product lines, greater technical, financial and other resources and a higher level of customer service and support. New entrants may also increase their participation in the semiconductor market. The ability of the Company to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on factors both within and outside of its control, including success in designing and subcontracting the manufacture of new products that implement new technologies, adequate sources of raw materials, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, price, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of competitors' products and general economic conditions. Because the Company does not currently manufacture its own semiconductor wafers, the Company is vulnerable to process technology advances utilized by competitors to manufacture higher performance or lower cost products. There is no assurance that the Company will be able to compete successfully in the future.

PATENTS, TRADEMARKS AND LICENSES

   Although the Company believes its success depends primarily upon the experience and creative skills of its employees rather than the ownership of patents, the Company does pursue a policy of obtaining patents for appropriate inventions. The Company has obtained nonexclusive licenses from certain other organizations, such as Texas Instruments, Incorporated, Xerox Corporation, and AT&T, for use of product designs or specifications in the development of the Company's products. Such license arrangements on a non-exclusive basis are customary in the industry.

   The Company invented the AutoDUPLEX technique for automatic full duplex operation in switched Ethernet applications running over twisted pair cabling. With respect to this invention, two United States patents have been issued to the Company which expire in 2011 and 2013. However, there can be no assurance that these patents will provide SEEQ with any meaningful protection. The Company also has certain federally registered trademarks. The Company is pursuing a systematic strategy of submitting patent applications whenever justified by a combination of business and technical considerations. Presently, the Company has on file with the U.S. Patent Office, seven applications, most of which relate to Fast Ethernet design technologies. In addition, the Company avails itself of mask work protection for its designs.

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

   The Company has entered into a development agreement with a third party relating to its Gigabit Media Access Controller. Under this agreement, the third party will provide guidance and consulting in the area of product definition, technical specifications, and functional and operational requirements in exchange for most favored nation price for future purchases of this product from SEEQ.

EMPLOYEES

   As of September 30, 1996, the Company had 74 employees, including 10 in marketing and sales, 16 in research, development and engineering related functions, 40 in manufacturing and 8 in management, administration and finance. The Company's success depends on a number of key employees, the loss of one or more of whom could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. The Company has never had a work stoppage, slow-down or strike. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES.

   The Company's executive offices and manufacturing and principal research and design facilities currently occupy a 54,000 square foot building located in Fremont, California. The building is leased by the Company under a lease scheduled to expire in 2005 with one five-year renewal option. The Company also leases additional offices for its regional sales managers in Westlake, California and Burlington, Massachusetts.


ITEM 3.  LEGAL PROCEEDINGS.

   Pursuant to the Asset Purchase Agreement dated February 7, 1994, (the "Asset Purchase Agreement") by and between SEEQ and Atmel Corporation ("Atmel"), Atmel purchased the assets of SEEQ related to its electrically erasable programmable read only memory ("EEPROM") products (the "EEPROM Asset Sale"). A substantial portion of the consideration received by the Company in connection with the EEPROM Asset Sale was placed in escrow subject to certain claims of indemnity by Atmel under the Asset Purchase Agreement. As of September 30, 1996, $3,531,000 was on deposit in escrow (including interest of $502,000 earned thereon to such date). Such amount is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale under the terms of the Asset Purchase Agreement. Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("HMC"), one of SEEQ's foundries and joint development partners, that SEEQ previously granted HMC certain license rights to the EEPROM technology pursuant to an alleged license agreement, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or, if Atmel makes a claim prior to such date under such escrow, then until such claim is resolved. The Company will be entitled to receive such funds if it is determined that the alleged license agreement is invalid, or, if no such determination is made, to the extent that any claims made by Atmel that Atmel has suffered damages as a result of the alleged license agreement are unsuccessful, or if Atmel does not make a claim to such funds by February 1999, or as otherwise agreed by the Company and Atmel. On March 30, 1994, the Company filed a lawsuit against HMC in which, among other things, the Company sought a declaration by the court that the alleged license agreement is invalid. On August 16, 1995, the Company and HMC entered into a Settlement Agreement, Release and Tolling Agreement. Under the terms of such Agreement, the Company agreed, among other things, that the claims asserted against HMC in respect of the alleged license agreement would be tolled for such time and on such terms as provided therein. As a result, the Company is not currently pursuing such claims. The Company is entitled to pursue such claims in the future, however, subject to the terms of the Settlement Agreement, Release and Tolling Agreement. In the event that the Company does not cause the alleged license agreement to be invalidated, Atmel may assert a claim against the Company under the Asset Purchase Agreement, including a claim for damages, if suffered by Atmel as a result of HMC's use of any of such technology, and, in the event any such claim by Atmel is determined to be valid, Atmel may recover any such damages from the escrow described above. The Company believes that, in the event of any claim by Atmel, the amount of damages that may be payable by the Company upon a resolution thereof will not have a material adverse effect on the Company's cash flow, financial position or results of operations. However, there can be no assurance as to such matters. Under the terms of the settlement, the Company agreed to pay HMC an aggregate of $500,000 due in three consecutive monthly installments beginning in August 1995. The Company further agreed to issue to HMC 100,000 shares of SEEQ's common stock and reactivate and modify the 1990 Foundry and Co-Development Agreement.

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

   On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company, entitled Praxair, Inc., a Delaware Corporation v. SEEQ, Inc., a California Corporation and SEEQ Technology, Inc., a Delaware Corporation (Superior Court of the State of California, County of Santa Clara, Case No. CV758882). The suit arises out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purports to state causes of action for breach of contract and promissory estoppel. The Complaint alleges that as a result of purported breaches of the nitrogen supply contract, the Company is obligated to pay plaintiff approximately $1,300,000 plus cost of suit, not including attorney's fees. The Company intends to contest all of Praxair's claims vigorously. Based on the Company's limited review to date, management believes that the claims asserted by Praxair are without merit. However, there can be no assurance that Praxair will not obtain a favorable result in the lawsuit which could have a material adverse effect on the Company's business, financial condition and results of operations.

   In addition, SEEQ is involved in certain other routine litigation in the ordinary course of its business. SEEQ believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's stock is listed on the NASDAQ National Market under the symbol "SEEQ". The tables below present the high and low closing market prices for fiscal years 1996 and 1995. The Company has never paid dividends on common shares and has no present plans to do so. The financial covenants of the Company's bank line of credit also restrict the amount the Company could pay in dividends. The bank line of credit requires the Company to maintain a tangible net worth of $11,488,000 as of June 30, 1996, plus one hundred percent (100%) of the proceeds received from the sale of equity securities during each quarter, plus seventy five percent (75%) from all profits from such quarter.

                       Fiscal 1996                   Fiscal 1995
                       -----------                   -----------
   Quarter         High          Low              High          Low
   -------         ----          ---              ----          ---
     First        $5           $3-5/8           $1-3/16      $   3/4
     Second       $4-1/2       $2-3/4           $2-1/2       $  13/16
     Third        $4-7/32      $3               $4           $2
     Fourth       $3-15/16     $2-11/16         $5-1/4       $2-15/16

   The approximate number of stockholders of record at September 30, 1996 was 15,000.

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


ITEM 6. SELECTED FINANCIAL DATA.

   The consolidated selected financial data presented below as of September 30, 1992, 1993, 1994, 1995 and 1996, and for each of the five-year periods ended September 30, 1996, are derived from the consolidated financial statements of the Company. The consolidated financial statements as of September 30, 1995 and 1996, and for each of the years in the three-year period ended September 30, 1996, have been audited by Price Waterhouse LLP, independent accountants.

                                                                       FISCAL YEAR ENDED SEPTEMBER 30, (1)
                                               -----------------------------------------------------------------------------------
                                                1992               1993              1994               1995               1996
                                                ----               ----              ----               ----               ----
                                                                     (in thousands, except per share data)
                                                                     -------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues                                      $ 37,080           $ 32,980           $ 21,480           $ 22,512           $ 31,338
                                              --------           --------           --------           --------           --------
Costs and expenses:
  Cost of revenues                              24,765             21,796             15,632             14,758             20,680
  Research and development                       4,722              3,289              3,278              3,069              3,303
  Marketing, general and administrative         10,173              7,827              6,939              3,827              4,579
  Restructuring and other, net                   7,431(2)           3,236(3)           4,932(4)            (399)(5)             --
                                              --------           --------           --------           --------           --------
     Total costs and expenses                   47,091             36,148             30,781             21,255             28,562
                                              --------           --------           --------           --------           --------
Income (loss) from operations                  (10,011)            (3,168)            (9,301)             1,257              2,776
Interest (expense)                              (1,444)            (1,056)              (456)              (431)              (240)
Interest and other income, net                     154                100                187                518                403
Gain on sale of stock                               --                 --              1,693(6)              --                 --
                                              --------           --------           --------           --------           --------
Income (loss) before income taxes              (11,301)            (4,124)            (7,877)             1,344              2,939
Provision for income taxes                          --                 --                 --                (14)               (88)
                                              --------           --------           --------           --------           --------
Net income (loss)                             $(11,301)          $ (4,124)          $ (7,877)          $  1,330           $  2,851
                                              ========           ========           ========           ========           ========
Net income (loss) per share:                  $  (0.74)          $  (0.25)          $  (0.32)          $   0.04           $   0.09
Shares used in per share calculation:           15,243             16,741             24,273             30,894             32,148
                                              --------           --------           --------           --------           --------


                                                             SEPTEMBER 30,
                                     --------------------------------------------------------------
                                     1992          1993         1994           1995          1996
                                     ----          ----         ----           ----          ----
                                                            (in thousands)
                                                            --------------
BALANCE SHEET DATA:
     Working capital             $   (607)       $ 5,088       $   908       $ 6,382       $ 9,153
     Total assets                  23,728         17,871        17,307        18,934        26,435
     Long-term obligations          1,602          1,926         2,564         1,524         3,466
     Stockholders' equity           4,472          6,544         4,056        10,768        14,193

(1) The Selected Financial Data for fiscal years ended September 30, 1992 through September 30, 1993 does not give effect to the sale of assets in the EEPROM Asset Sale on February 7, 1994, which constituted a significant portion of the Company's operations during these fiscal years. See the discussions under Notes 3 and 4 of Notes to Consolidated Financial Statements.

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

   The following table sets forth consolidated statements of operations data for each of the eight quarters beginning October 1, 1994 and ending September 30, 1996. This information has been derived from unaudited consolidated quarterly financial statements of the Company, which include all adjustments, consisting only of normal recurring adjustments, except for adjustments relating to certain restructuring and other expenses and gains on sales of stock, that the Company considers necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.


                                                                        THREE MONTHS ENDED
                                       -------------------------------------------------------------------------------------
                                        Dec 31,    Mar. 31    Jun. 30    Sep. 30   Dec  31,    Mar. 31     Jun.30     Sep.30
                                           1994       1995       1995       1995       1995       1996       1996       1996
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                                                (in thousands, except per share data)
                                                                -------------------------------------
Revenues                               $  6,180   $  6,189   $  5,353   $  4,790   $  4,801   $  7,387   $  8,644   $ 10,506
                                       --------   --------   --------   --------   --------   --------   --------   --------
Costs and expenses:
  Cost of revenues                        4,330      3,933      3,331      3,164      3,487      4,874      5,893      6,426
  Research and development                  836        808        740        685        786        918        890        709
  Marketing, general and                    855      1,017      1,028        927        921      1,121      1,210      1,327
  administrative
  Restructuring and other, net             (285)       (41)       (73)        --         --         --         --         --
                                       --------   --------   --------   --------   --------   --------   --------   --------
     Total costs and expenses             5,736      5,717      5,026      4,776      5,194      6,913      7,993      8,462
                                       --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from operations               444        472        327         14       (393)       474        651      2,044
Interest (expense)                          (87)      (108)      (118)      (118)       (83)       (36)       (49)       (72)
Interest and other income, net              142        113        113        150        183         58         67         95
                                       --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before income                 499        477        322         46       (293)       496        669      2,067
taxes
Provision for income taxes                   (5)        (7)        (1)        (1)        --         (6)       (19)       (63)
                                       --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss)                      $    494   $    470   $    321   $     45   $   (293)  $    490   $    650   $  2,004
                                       ========   ========   ========   ========   ========   ========   ========   ========
Net income (loss) per share:           $   0.02   $   0.02   $   0.01   $   0.00   $  (0.01)  $   0.02   $   0.02   $   0.06
Shares used in per share calculation:    25,820     26,737     30,287     31,993     29,873     31,929     32,082     32,241

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the caption "Risk Factors" and elsewhere in this Form 10-K.

BACKGROUND

      The Company was founded in 1981 to focus on the development and manufacture of electrically erasable programmable read only ("EEPROM") products and in 1982 began developing Ethernet data communication products. The Company recorded its first profitable year in fiscal 1987 and the growth continued in fiscal 1988 as both revenues and net income increased. In addition, the Company's financial condition was strengthened when a public common stock offering was completed in May 1988. Fiscal 1989 results were adversely affected by weakening market conditions and production problems. In fiscal 1989, the Company adopted a strategy to have its products manufactured by outside foundries.

        During the second quarter of fiscal 1994, the Company sold its assets related to its EEPROM products (the "EEPROM Asset Sale") to Atmel Corporation ("Atmel"). Under the terms of the Asset Purchase Agreement dated February 7, 1994 between SEEQ and Atmel, Atmel acquired all rights in SEEQ's assets related to EEPROM products, including intellectual property, equipment, inventory and a portion of the accounts receivable. The purchase price for such assets consisted of 135,593 shares of Atmel's Common Stock and $481,632 in cash. In addition, Atmel assumed certain liabilities under equipment leases for equipment used in producing EEPROM products. Since this sale, the Company has focused its' business on data communication products.

   During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel Common Stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale was deposited in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, which contained $600,000, was subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. On January 30, 1995, the Company entered into an agreement with Atmel to settle Atmel's claim. Under the terms of the agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. The second escrow account, which initially contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995 and the fourth quarter of fiscal 1996, $300,000 and $1,000,000, respectively, was distributed to SEEQ from the escrow account, leaving $3,029,000 on deposit therein as of September 30, 1996 (excluding interest earned to date of $502,000). Atmel has notified SEEQ that, based on certain claims asserted by HMC, one of SEEQ's foundries and joint development partners, that SEEQ previously granted HMC certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although, Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

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

The following table summarizes the activity under this restructuring plan for the years ended September 30, 1996 (in thousands):

------------------------------------------------------------------------------------------------------------------------------
                                           Reserve at      Restructure    Utilization      Reserve at  Utilization  Reserve at
                                           September        Benefit       (Benefit)        September    (Benefit)   September
                                           30, 1994         (Charge)        Charge         30, 1995      Charge      30, 1996
                                                           Recorded in      During                       During
                                                           Fiscal 1995    Fiscal 1995                    Fiscal
                                                                                                          1996
------------------------------------------------------------------------------------------------------------------------------
Facility lease, inventory and other
equipment costs                            $  (616)        $    11         $   605         $  --         $  --         $  --
                                           -------         -------         -------         -----         -----         -----
EEPROM Asset Sale Restructuring
  Costs of assets transferred                  (55)           (195)            250            --            --            --
  Excess facilities                         (2,534)            818             915          (801)          119          (682)
  Discontinued inventories                    (150)             51              99            --            --            --
  Other costs                                 (292)           (338)            435          (195)          195            --
                                           -------         -------         -------         -----         -----         -----
                                            (3,031)            336           1,699          (996)          314          (682)
                                           -------         -------         -------         -----         -----         -----
End-user Ethernet adapter board
products write-off
  Other costs                                   --              52             (52)           --            --            --
                                           -------         -------         -------         -----         -----         -----
                                                --              52             (52)           --            --            --
                                           -------         -------         -------         -----         -----         -----
Totals                                     $(3,647)        $   399         $ 2,252         $(996)        $ 314         $(682)
                                           -------         -------         -------         -----         -----         -----

FACILITY LEASE, INVENTORY AND OTHER EQUIPMENT COSTS

During the second quarter of fiscal 1995, the Company entered into a final settlement of a lawsuit previously filed against the Company for rent and damages under a lease of certain premises previously occupied by the Company which the Company vacated in July 1992. In connection with the action and the proposed settlement thereof, the Company had previously recorded certain reserves covering, among other things, the proposed issuance of shares of its common stock. The market price of the Company's common stock increased during the second quarter of fiscal 1995, and, as a result, the Company recorded additional reserves of $122,000 to reflect the higher market price of the common stock at the time of the final settlement of the lawsuit. During fiscal 1995, the Company also sold equipment that had been fully reserved and settled certain associated lease obligations, resulting in a $133,000 reduction in the restructuring reserves. Upon settlement of this lawsuit, the balance of the restructuring reserves were utilized.

EEPROM ASSET SALE RESTRUCTURING

In connection with the EEPROM Asset Sale, the Company incurred certain restructuring costs or realized certain benefits during fiscal 1995 and 1996 as follows:

EEPROM Asset Sale. On January 30, 1995 the Company and Atmel entered into a settlement agreement to settle Atmel's claims made against the $600,000 escrow account previously established. Under the settlement agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. As a result, the Company recorded a $195,000 charge.

Excess facilities. During fiscal 1994, the Company decided to sublease its headquarters' office and manufacturing facilities for the approximately eight years remaining on the term of the lease. The Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under a sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations were located at a higher rental rate than previously estimated, and as a result in 1995, recorded an $818,000 reduction to its restructuring reserves. The Company also recorded $915,000 of facility lease payments, broker fees and relocation costs in connection with the sublease. During fiscal 1996, the Company recorded $119,000 of facility lease payments in excess of the sublease amount.

Discontinued Inventories. As a result of the EEPROM Asset Sale, the Company discontinued certain inventories; in fiscal 1995 the Company paid $99,000 to foundries for inventories.

Other costs. In fiscal 1994, the Company recorded other costs, including property tax obligations, obsolete computer systems and legal fees. For the fiscal year ended September 30, 1995, the Company recorded other costs of approximately $338,000, primarily reflecting legal fees and settlement costs in connection with the agreement with Hualon Microelectronics Company (see Note 11 Litigation). The Company paid $435,000 for settlement costs, outside foundries for memory product process development and lease payments for certain equipment related to EEPROM products. During fiscal 1996, payments of $195,000 for settlement costs were made.

END-USER ETHERNET ADAPTER BOARD PRODUCTS WRITE-OFF

During the quarter ended March 31, 1994, the Company discontinued its end-user Ethernet adapter boards product line, and recorded restructuring costs as follows:

Other costs. During fiscal 1995, the Company recorded as other costs a reserve of $39,000 reflecting the settlement of certain litigation relating to end-user Ethernet adapter board products. Offsetting this charge, the Company recorded a benefit of $91,000 from the collection of previously written-off accounts receivable and the reversal of excess warranty reserves.

ANNUAL RESULTS OF OPERATIONS

   FISCAL 1996 COMPARED TO FISCAL 1995

   The Company's revenues in fiscal 1996 were $31,338,000, an increase of 39% from $22,512,000 in fiscal 1995. Products supporting the Fast Ethernet (100Mbps) market accounted for approximately 31% of total revenues in fiscal 1996 compared to less than 1% in fiscal 1995. Most of the Company's revenue growth in fiscal 1996 was attributable to substantially increased sales to one customer, Bay Networks, which accounted for 42% of total revenues in fiscal 1996. Unit sales volumes increased 36% and average selling prices increased 2.7% in fiscal 1996 as compared to fiscal 1995. LAN integrated circuit product average selling prices increased 23% in fiscal 1996 compared to fiscal 1995.

   During the first quarter of fiscal 1996, production from the Company's foundries was not sufficient to meet demand. Consequently, product availability and revenues were impacted. This situation steadily improved throughout fiscal 1996 as the Company completed the transition of its products to new foundries while worldwide wafer availability and fab capacity improved significantly over fiscal 1995. As a result, the Company's revenues increased in each subsequent quarter due to higher demand and shipments against the past due backlog.

   Gross margins were 34% compared to 34.4% in fiscal 1995. While the Company realized higher margins on its Fast Ethernet products, overall margins were impacted by price erosion on several of its older, standard Ethernet products. During the first quarter of fiscal 1996, gross margin percentages were impacted on certain products for which the Company experienced shortfalls in wafer production and higher costs relating to start-up production for several new product offerings. Gross margins in future periods will be affected primarily by sales levels and product mix, average selling prices, wafer yields, and the introduction of new products and improvements in manufacturing costs.

   Research and development expenditures increased from $3,069,000 in fiscal 1995 to $3,303,000 in fiscal 1996. As a percentage of sales, research and development expenditures decreased from 13.6% in fiscal 1995 to 10.5% in fiscal 1996 primarily as a result of increased revenues. The Company expects that the level of research and development spending will increase in absolute dollars in future periods as a result of increased development efforts on new LAN products and manufacturing cost reduction programs on existing programs, but may vary as a percentage of revenues.

   Marketing, general and administrative expenses increased from $3,827,000 in fiscal 1995 to $4,579,000 in fiscal 1996, and decreased as a percentage of sales from 17.0% to 14.6% for the same periods, respectively. The dollar increase was attributable primarily to higher sales commissions related to growth in annual revenues. The Company anticipates that the level of marketing, general and administrative expenses will vary in future periods based on expected sales growth.

   Interest expense has resulted primarily from borrowings under the Company's equipment leases. Interest expense decreased from $431,000 in fiscal 1995 to $240,000 in fiscal 1996 due to a reduction in bank borrowings which were required under the Company's previous credit facility (see Note 7 of Notes to Consolidated Financial Statements).

   Interest income decreased from $518,000 in fiscal 1995 to $403,000 in fiscal 1996 due to a reduction in cash borrowed under the Company's previous credit facility partially offset by increases in cash balances due to the exercise of warrants and stock options, higher revenues and the release of $1,000,000 from the EEPROM Asset Sale escrow account.

   The income tax provision is due primarily to alternative minimum state and federal income taxes. The provision for income taxes increased from $14,000 in fiscal 1995 to $88,000 in fiscal 1996.

   FISCAL 1995 COMPARED TO FISCAL 1994

   The Company's revenues in fiscal 1995 were $22,512,000, an increase of 5% from $21,480,000 in fiscal 1994. Since the EEPROM Asset Sale on February 7, 1994, the Company has derived its sales exclusively from the sale of data communication products. Consequently, there were no EEPROM sales for fiscal 1995 compared to EEPROM sales of $3,036,000 in fiscal 1994. LAN integrated circuit product sales increased $4,315,000, or 30%, to $18,573,000 in fiscal 1995 from fiscal 1994 due to a 65.1% increase in unit sales volumes, partially offset by a 21.4% decrease in average selling prices as a result of normal price erosion for certain mature products and a change in product mix. In fiscal 1995, the Company was notified by Apple Computer ("Apple") that the Company would receive no additional orders for the media attachment units ("MAU"s) that the Company had been manufacturing for Apple, following the second quarter of fiscal 1995. As a result, subsystem product sales decreased by $247,000, or 5.9% in fiscal 1995 as compared to fiscal 1994. The Company is actively marketing its LAN integrated circuits to Apple Computer for MAUs and other data communication products. During the fourth quarter of fiscal 1995, the Company began phasing-out one of its primary foundry suppliers. As a result, the Company experienced shortfalls in wafer deliveries and yields, which impacted fourth quarter revenues.

   Gross margins increased to 34.4% compared to 27.2% in fiscal 1994. The increase in gross margin in fiscal 1995 was largely the result of the discontinuance of EEPROM product sales in fiscal 1994, and the Company's emphasis on marketing its higher margin LAN integrated circuit products. During the fourth quarter of fiscal 1995, gross margins were impacted on certain products for which the Company experienced shortfalls in wafer production from one of its foundries. Gross margins in future periods will be affected primarily by sales levels and product mix, average selling prices, wafer yields, the introduction of new products and improvements in manufacturing costs.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations and met its capital requirements primarily through cash raised from operations, private and public placements of equity and debt securities, capital leases and bank lines of credit.

   Management believes that existing sources of liquidity, anticipated cash flow from operations and borrowings under the Company's credit facility, will be adequate to satisfy its projected working capital expenditures through the end of fiscal 1997. However, there can be no assurance that the Company will have adequate resources to satisfy such requirements. It may become necessary for the Company to raise additional funds from debt and/or equity financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all.

   The Company's cash and cash equivalents balance increased from $3,682,000 as of September 30, 1995 to $3,974,000 as of September 30, 1996, primarily due to the release of $1,000,000 in funds by Atmel from the escrow account previously established in connection with the EEPROM Asset Sale. Funds from restricted cash of $3,000,000 were used to pay off the short term borrowings $3,000,000 in November 1995.

Operating Activities

   Cash flows used for operating activities were $267,000 and $2,154,000 for fiscal 1996 and 1995, respectively. The decrease in cash used for operating activities in fiscal 1996 compared to fiscal 1995 was due primarily to the net profit in fiscal 1996 of $2,851,000, depreciation of $1,173,000, partially offset by an increase in working capital. The increase in working capital was due primarily to increases in accounts receivable, inventories and capitalized non-recurring engineering costs which was partially offset by an increase in accounts payable.

Investing Activities

   Cash flows provided by investing activities in fiscal 1996 were $3,676,000, which includes $3,000,000 from the maturity of short term investments of restricted cash, the proceeds of which were used to pay off the Company's short term borrowings. The release of funds held in escrow was $1,000,000 and $300,000 in fiscal 1996 and 1995, respectively. Capital acquisitions, primarily for test equipment, in fiscal 1996 were $3,701,000 of which $3,367,000 was leased and $334,000 was paid in cash. The Company anticipates capital expenditures in fiscal 1997 primarily for test equipment, engineering tools and software of approximately $1,500,000 of which it is expected that approximately $750,000 will be financed through equipment leases.

Financing Activities

   Cash flows used for financing activities in fiscal 1996 were $3,117,000. During fiscal 1996, the Company paid off its short term borrowings of $3,000,000. In fiscal 1996, the Company received $574,000 in proceeds from the issuance of its common stock, primarily from warrant and stock option exercises, partially offset by payments on capital lease obligations of $691,000.

   In November 1993, the Company entered into a two-year line of credit agreement, subject to renewal, with the CIT Group ("CIT"). Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal 1994 it used cash resources to reduce its effective short-term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit (restricted cash). Effective November 22, 1995, the Company renewed the credit facility with CIT for a two year term. Under the renewed credit agreement, the minimum borrowing requirement was reduced to $1,500,000 and was only applicable in the event the Company had a loan balance outstanding with CIT. Thus the Company liquidated its restricted cash and repaid the note payable to bank in November 1995. The credit agreement with CIT was terminated by the Company in August 1996.

   In August 1996, the Company entered into a one-year revolving line of credit agreement with a bank. Under the terms of the bank revolving line of credit, the Company could borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.75%. The revolving line of credit is secured by a security interest in the Company's assets, including intellectual property and expires August 18, 1997. The loan agreement requires the Company to maintain a profit each fiscal year and to maintain certain financial ratios. The loan agreement also requires the Company to maintain a level of tangible net worth which, in effect, limits the ability of the Company to make payments of cash dividends (see Item 5). There were no borrowings outstanding under this revolving line of credit as of September 30, 1996.

   Historically, the Company has financed a significant amount of its capital expenditures through capital leases. For fiscal years 1996, 1995 and 1994, capital lease obligations incurred were $3,367,000, $94,000 and $29,000, respectively. Payments of principal and interest , for capital leases in place at the end of fiscal 1996, will be $1,156,000, $908,000 and $766,000 for fiscal years 1997, 1998 and 1999, respectively.

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

                                  RISK FACTORS

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

   The Company incurred substantial operating losses during each of the five fiscal years ended September 30, 1994. During the fiscal years ended September 30, 1990, 1991, 1992, 1993 and 1994, the Company incurred operating losses of $26.1 million, $3.2 million, $11.3 million, $4.1 million and $7.9 million, respectively. The Company achieved a profit of approximately $1.3 million for the fiscal year ended September 30, 1995 and approximately $2.9 million for the fiscal year ended September 30, 1996. The Company had an accumulated deficit of approximately $109.5 million at September 30, 1996. There can be no assurance that the Company will be able to sustain profitability or revenue growth in the future. The Company's ability to maintain profitability in the future will depend, among other things, on its ability to successfully manufacture and sell its products, to develop new products and to control its costs and expenses. Failure by the Company to maintain revenue growth or profitability would impair the Company's ability to sustain its operations.

LIQUIDITY; FUTURE CAPITAL REQUIREMENTS

   The Company presently believes that anticipated cash provided by operations, existing cash, and available lines of credit will be adequate to meet its cash needs for at least the next 12 months. However, the Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and/or capital expenditures. The Company's future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. Accordingly, the Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional debt and/or equity financing, if required, will be available on acceptable terms or at all.

FACTORS AFFECTING OPERATING RESULTS

   The Company believes that its future annual and quarterly operating results will be subject to quarterly variations based upon a wide variety of factors that could have a material adverse effect on the Company's revenues and profitability, many of which are outside the control of the Company. These factors include fluctuations in manufacturing yields, the timing of introduction of new products by the Company and its competitors, changes in the markets addressed by the Company's products, market acceptance of the Company's and its customers' products, the volume and timing of orders received, changes in the Company's product mix and customer base, the timing and extent of research and development expenditures, the availability and cost of semiconductor wafers from outside foundries, product obsolescence, price erosion, competitive factors, cyclical semiconductor industry conditions and general economic conditions. The Company's net revenue and cost of sales vary depending upon the mix of products sold. Any unfavorable changes in manufacturing yields or product mix, delays in new product introductions, underutilization of manufacturing capacity, increased price competition or other factors could have a material adverse effect on the Company's operating results and financial condition. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. There can be no assurance that the average selling prices of the Company's current or future products will not be subject to significant pricing pressures in the future. In addition, the Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls, which could have a material adverse effect on the Company's business, operating results and financial condition.

   Due to the foregoing factors, as well as other unanticipated factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

   The average selling prices of the Company's products historically have decreased over the products' lives and are expected to continue to do so. To offset average selling price decreases typically experienced over the life of any particular product, the Company relies primarily on obtaining cost reductions in the manufacture of those products and on introducing new, higher priced products which incorporate advanced features or address new or emerging markets. To the extent that such cost reductions and new product introductions do not occur in a timely manner, the Company's operating results will be adversely affected. As a result, the Company's operating results will depend to a substantial extent on its ability to continue to successfully introduce new products on a timely basis that compete effectively on the basis of price and performance and that address customer requirements. The success of new product introductions into the marketplace is dependent upon several factors, including proper new product definition, timely completion and introduction of new product designs, availability of production capacity, achievement of acceptable manufacturing yields and market acceptance of such new products. The development cycle for new products is generally one to two years, depending upon the complexity of the product. Accordingly, new product development requires a long-term forecast of market trends and customers' needs and may be adversely affected by competing technologies serving markets addressed by the Company's products. Although the Company has successfully developed new products in the past, there can be no assurance that it will continue to be able to do so in the future. In this regard, as a result of the Company's financial results in the past several years and other factors, the Company has been unable to introduce new products as fast as existing products become obsolete or as such product sales decline, as reflected by the reductions in sales over such period. The Company has recently experienced certain delays in the development of certain of its new products, which the Company believes may have a material adverse effect on the Company's results of operations in future periods. Although the Company has increased its development efforts over the past year, there can be no assurance that such delays will not continue to occur in future periods. The markets for the original equipment manufacturers who purchase the Company's products are characterized by rapidly changing technology, evolving industry standards and improvements in products and services. If technologies or standards supported by the Company's products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected. As a result, the Company believes that continued significant expenditures for research and development will be required in the future. If the Company were unable to design, develop and introduce competitive products on a timely basis, its future operating results would be materially adversely affected.

   New products are generally incorporated into a customer's products or systems at the design stage. However, design wins, which can often require significant expenditures by the Company, may precede the generation of volume sales, if any, by a year or more. Moreover, the value of any design win will depend in large part on the ultimate success of the customer's product and on the extent to which the system's design accommodates components manufactured by the Company's competitors. No assurance can be given that the Company will achieve design wins or that any design win will result in significant future revenue.

CUSTOMER CONCENTRATION

   During certain periods, a relatively small number of the Company's customers have accounted for a significant portion of the Company's revenues. Sales to Apple Computer and Serial Systems accounted for approximately 17% and 16% of the Company's revenues in fiscal 1995, respectively. Sales to Bay Networks and Serial Systems accounted for approximately 42% and 10% of the Company's revenues in fiscal 1996, respectively. The reduction, delay or cancellation of orders from one or more of the Company's significant customers for any reason, including a reduction in the demand for data communications products that include the Company's products, could have a material adverse effect on the Company's results of operations and financial condition. The Company's sales to its customers are made under purchase orders and not pursuant to any long-term agreements. In addition, the Company's products are often sole-sourced to its customers, and the Company's operating results and financial condition could be materially and adversely affected if one or more of the Company's major customers were to develop other sources of supply. Furthermore, in view of the short product life cycles, in the market for data communications products, the Company's operating results would be materially and adversely affected if one or more of the Company's significant customers were to purchase integrated circuits manufactured by one of the Company's competitors for inclusion in new generations of products developed by its customers. The Company is also dependent upon sales representatives and distributors for the sales of its products to systems manufacturers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current customers could have a material adverse effect on the Company's business, operating results and financial condition. In this regard, in the second quarter of fiscal 1995, the Company was notified by Apple Computer that the Company would receive no additional orders for the media attachment unit ("MAU") that the Company had been manufacturing for Apple. As a result, the loss of such sales had a material adverse effect on the Company's results of operations. In response, the Company has attempted to replace such sales through sales of its LAN integrated circuits to Apple Computer and other customers.

DEPENDENCE UPON INDEPENDENT MANUFACTURERS AND ASSEMBLY SUPPLIERS

   All of the Company's products are currently manufactured to the Company's specifications by independent subcontractors, and the Company maintains no wafer manufacturing or assembly operations of its own. The Company currently utilizes semiconductor wafer manufacturing subcontractors located in South Korea, Japan, Taiwan and the United States. The Company also contracts with independent assembly suppliers located in Asia for the assembly of all of its products, and relies principally on one assembly contractor located in South Korea. As a result, all of the Company's products are manufactured by independent foundries and assembled by foreign assembly contractors. Consequently, the Company currently relies exclusively on the manufacturing, assembly and other resources of these independent manufacturers and assembly suppliers. Currently, certain of these independent manufacturers serve as the sole source for several of the Company's products. The Company's reliance on subcontractors to manufacture and assemble its produce involves significant risks, including reduced control over delivery schedules, the potential lack of adequate capacity, reduced control over fluctuations in manufacturing yields, discontinuation or phase-out of such subcontractors' production processes, and potential misappropriation of proprietary intellectual property. There can be no assurance that the Company will not experience problems in timeliness, yields and quality of wafer deliveries from its wafer manufacturing subcontractors, each of which could have a material adverse effect on the Company's operations and operating results. In addition, although the Company has entered into manufacturing agreements with each of these independent manufacturers, there can be no assurance that such manufacturers will continue to manufacture products for the Company.

   The Company generally does not have long-term, non-cancelable contracts with its wafer suppliers. Therefore, the Company's wafer suppliers could choose to prioritize capacity for other uses or reduce or eliminate deliveries to the Company on short notice. Accordingly, there can be no assurance that the Company's foundries will allocate sufficient wafer manufacturing capacity to the Company to satisfy the Company's product requirements. In addition, the Company has been, and expects to continue to be in the future, particularly dependent on one or more foundries for its wafer manufacturing requirements. Any sudden demand for an increased amount of wafers or sudden reduction or elimination of any existing source or sources of wafers could result in a material delay in the shipment of the Company's products. In this regard, in the fourth quarter of fiscal 1995, the Company was notified by one of its foundry suppliers that it would no longer supply wafers to the Company. Although the Company recently added an additional independent wafer supplier, there can be no assurance that such events will not have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that material disruptions in supply, which have occurred periodically in the past, will not occur in the future. Any such disruption could have a material adverse effect on the Company's operating results and financial condition. In the event the Company were unable to qualify alternative manufacturing sources for existing or new products in a timely manner or such sources were unable to produce wafers with acceptable manufacturing yields, the Company's business, operating results and financial condition would be materially and adversely affected.

DEPENDENCE ON FOUNDRY MANUFACTURING

   The manufacture of semiconductor wafers for the Company's products is a highly complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer foundry and the Company's engineering staff to produce acceptable yields. Worldwide manufacturing capacity for these products is limited. Therefore, significant interruptions in supply from any of the Company's independent foundries could adversely affect the Company and its results of operations. Other unanticipated changes in the Company's wafer supply or assembly arrangements could reduce product availability, increase cost, impair quality and reliability or decrease yield. Many of the factors that could result in such changes are beyond the Company's control. To a considerable extent, the Company's ability to succeed in the future will depend on its ability to maintain access to advanced wafer fabrication technologies. Since the Company does not own or operate its own wafer fabrication or process development facility, the Company depends upon independent companies to provide access to such technologies. In light of this dependency, and the intensely competitive nature of the semiconductor industry, there is no assurance that either technology advantages or timely product introduction can be maintained in the future. In connection with its arrangements with foreign independent wafer suppliers, it is necessary for the Company to provide such suppliers with proprietary information regarding its process and product technologies. Although the Company has entered into confidentiality and nondisclosure agreements with its foreign suppliers, there can be no assurance that the Company will be able to protect its rights under its patents, copyrights, maskwork rights or such confidentiality and nondisclosure agreements in foreign countries.

MANUFACTURING; VARIATION IN PRODUCTION YIELDS

   The manufacture of semiconductor products is highly complex, involving many precise and critical steps, and is sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of sophisticated electronic equipment. Technical problems which may arise in the manufacturing process at the manufacturing facilities of any of the Company's independent foundries can adversely affect manufacturing yields and the overall profitability of the Company. Such technical problems may occur or new problems may arise as the Company begins using new manufacturing processes in connection with the introduction of new products. While the Company is attempting to minimize the impact of such factors and potential problems by developing several sources of wafer supply, certain of the foundries utilized by the Company have experienced lower than anticipated yields. No assurance can be given that the Company or its suppliers will not experience yield problems in the future, which could have a material adverse effect on the Company's results of operations.

RISKS ASSOCIATED WITH FOREIGN SUPPLIERS

   A substantial number of the Company's products are manufactured, and all of the Company's products are assembled, by independent foundries and assembly suppliers located in foreign countries, including Taiwan, Japan and South Korea. The Company is, therefore, subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political instability, trade restrictions and changes in tariff and freight rates.

THE SEMICONDUCTOR INDUSTRY

   The semiconductor industry is subject to rapid technological change, price erosion, occasional shortages of materials, variations in manufacturing efficiencies, significant expenditures for capital equipment and product development, and cyclical market patterns. In recent years, the industry has experienced intermittent significant economic downturns characterized by diminished product demand, accelerated erosion of selling prices and production overcapacity. Similar fluctuations may occur in the future, and there can be no assurance that the Company will not be materially and adversely affected is the future by such fluctuations or by cyclical conditions in the semiconductor industry or slower growth in any of the markets for the Company's products.

DEPENDENCE ON DATA COMMUNICATION MARKET

   The Company anticipates that substantially all of the Company's future revenues will be attributable to sales of data communication products. The market for data communications products is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the market for data communications products has undergone a period of extremely rapid growth and has experienced consolidation among the competitors in the marketplace. The Company expects that substantially all of its revenues for the foreseeable future will continue to consist of sales of data communications products. The Company's results of operations and financial condition would be materially adversely affected in the event of any future slowdown or adverse events in the market for data communications products.

LITIGATION

   On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company, in the United States District Court of Northern California, alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. The Company intends to vigorously contest all of Level One's claims. Based on the Company's limited review to date, management believes that the claims asserted by Level One are without merit and that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations, although there can be no assurance as to such matters. Patent litigation is often highly complex, can extend for a protracted period of time, can involve substantial cost to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increased the cost of such litigation. There can be no assurance that such costs and diversion of resources would not have a material adverse effect on the Company's business, financial condition and results of operations.

On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company, entitled Praxair, Inc., a Delaware Corporation v. SEEQ, Inc., a California Corporation and SEEQ Technology, Inc., a Delaware Corporation (Superior Court of the State of California, County of Santa Clara, Case No. CV758882). The suit arises out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purports to state causes of action for breach of contract and promissory estoppel. The Complaint alleges that as a result of purported breaches of the nitrogen supply contract, the Company is obligated to pay plaintiff approximately $1,300,000 plus cost of suit, not including attorney's fees. The Company intends to contest all of Praxair's claims vigorously. Based on the Company's limited review to date, management believes that the claims asserted by Praxair are without merit. However, there can be no assurance that Praxair will not obtain a favorable result in the lawsuit which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

   The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened domestic and international competition in many markets. The Company competes with major domestic and international semiconductor companies, most of which have substantially greater financial, technical, manufacturing and marketing resources than the Company, as well as other substantial resources with which to more effectively pursue engineering, manufacturing, marketing and distribution of their products. In addition, many of the Company's competitors maintain their own wafer fabrication and manufacturing facilities, which the Company considers to be a competitive advantage. Accordingly, the Company believes that it is at a substantial competitive disadvantage in comparison to larger companies with wafer fabrication and manufacturing facilities, broader product lines, greater technical, financial and other resources and a higher level of customer service and support. New entrants may also increase their participation in the semiconductor market. The ability of the Company to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on factors both within and outside of its control, including success in designing and subcontracting the manufacture of new products that implement new technologies, adequate sources of raw materials, protection of Company products by effective utilization of intellectual property laws, product quality, reliability, price, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of competitors' products and general economic conditions. Because the Company does not currently manufacture its own semiconductor wafers, the Company is vulnerable to process technology advances utilized by competitors to manufacture higher performance or lower cost products. There is no assurance that the Company will be able to compete successfully in the future.

PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS

   The Company's success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering its products and manufacturing processes. To that end, the Company has in the past acquired certain patents and patent licenses and intends to continue to seek patents on its inventions and manufacturing processes in appropriate circumstances. The process of seeking patent protection can be long and expensive and there can be no assurance that patents will issue from currently pending or future applications or that existing patents or any new patents that may be issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company may be subject to or may initiate interference proceedings in the patent office, which can demand significant financial and management resources. As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications alleging possible infringement of patents or other intellectual property rights of others. Based on industry practice, the Company believes that any necessary licenses or other rights are often obtainable on commercially reasonable terms, but no assurance can be given that licenses would be available or that litigation would not ensue. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation could have a material adverse effect on the Company's operations. See "Risk Factors -- Litigation."

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

   Certain of the Company's foundry and assembly subcontractors are subject to a variety of government regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing process. The failure by the Company's subcontractors to comply with present or future environmental regulations could result in fines, suspension of production or cessation of operations. Such regulations could also require the subcontractors to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If substantial additional expenses were incurred by the Company's subcontractors, product costs could significantly increase, thus materially adversely affecting the Company's results of operations. Additionally, the Company is subject to a variety of government regulations relating to its operations, such as environmental, labor and export control regulations. While the Company believes it has all permits necessary to conduct its business, the failure to comply with present or future regulations could result in fines being imposed on the Company or suspension or cessation of operations. Any failure by the Company or its subcontractors to control the use of, or adequately restrict the discharge of hazardous substances could subject it to future liabilities, and could have a material adverse effect on the Company.

ATTRACTION AND RETENTION OF KEY PERSONNEL

   The Company's future success is dependent upon its ability to hire and retain qualified technical and management personnel, particularly highly skilled design engineers involved in new product development. The competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retain skilled and experienced personnel in the future. Any failure to attract or retain such personnel could adversely affect the Company's future prospects and profitability.

VOLATILITY OF STOCK PRICE

   The Company's Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter to quarter variations in the actual or anticipated financial results of, or announcements by, the Company, its competitors and other companies in the semiconductor industry. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies in particular and which have often been unrelated to the operating performance of these companies. Broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Common Stock.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Financial Statements
Financial Statements                                                                                     Page
   Report of Independent Accountants                                                                       26

   Consolidated Balance Sheets at September 30, 1996 and 1995                                              27

   Consolidated Statements of Operations for the Years Ended September 30, 1996, 1995 and 1994             28

   Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1995
     and 1994                                                                                              29

   Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994             30

   Notes to Consolidated Financial Statements                                                           31-41

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

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF SEEQ TECHNOLOGY INCORPORATED

   In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SEEQ Technology Incorporated and its subsidiary at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

San Jose, California
October 23, 1996

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------
                                                                                  SEPTEMBER 30,   September 30,
(Thousands, except share amounts)                                                         1996             1995
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                            $   3,974        $   3,682
Restricted cash                                                                             --            3,000
Accounts receivable, less allowances for sales
    returns and doubtful accounts of $240 and $338                                       8,235            3,900
Inventories                                                                              5,352            2,230
Other current assets                                                                       368              212
---------------------------------------------------------------------------------------------------------------
Total current assets                                                                    17,929           13,024
---------------------------------------------------------------------------------------------------------------
Property and equipment:
Machinery and equipment                                                                  8,923            5,596
Furniture and fixtures                                                                   2,680            2,446
Leasehold improvements                                                                     401              321
---------------------------------------------------------------------------------------------------------------
                                                                                        12,004            8,363
Accumulated depreciation and amortization                                               (7,746)          (6,863)
---------------------------------------------------------------------------------------------------------------
                                                                                         4,258            1,500
Other assets                                                                             4,248            4,410
---------------------------------------------------------------------------------------------------------------
                                                                                     $  26,435        $  18,934
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable to bank                                                                 $      --        $   3,000
Accounts payable                                                                         6,271            1,938
Accrued salaries, wages and employee benefits                                              586              467
Other accrued liabilities                                                                  754              896
Deferred income on sales to distributors                                                   270               54
Current portion of capitalized lease obligations                                           895              287
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                8,776            6,642
---------------------------------------------------------------------------------------------------------------
Long-term liabilities                                                                    3,466            1,524
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies (see Notes 3, 8, 11 and 12)
Stockholders' equity
Convertible preferred stock, $0.01 par value; 1,000,000
    shares authorized, no shares outstanding                                                --               --
Issuance of common stock, $0.01 par value; 40,000,000 shares
    authorized, 30,245,113 and 29,769,766 shares outstanding                               302              298
Additional paid-in capital                                                             123,424          122,854
Accumulated deficit                                                                   (109,533)        (112,384)
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              14,193           10,768
---------------------------------------------------------------------------------------------------------------
                                                                                     $  26,435        $  18,934
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share amounts)                     Year Ended September 30,
---------------------------------------------------------------------------------------------
                                                   1996             1995             1994
                                                 --------         --------         --------
Revenues                                         $ 31,338         $ 22,512         $ 21,480
                                                 --------         --------         --------
Costs and expenses:
Cost of revenues                                   20,680           14,758           15,632
Research and development                            3,303            3,069            3,278
Marketing, general and administrative               4,579            3,827            6,939
Restructuring and other, net                           --             (399)           4,932
                                                 --------         --------         --------
                                                   28,562           21,255           30,781
                                                 --------         --------         --------
Income (loss) from operations                       2,776            1,257           (9,301)
Interest expense                                     (240)            (431)            (456)
Interest and other income, net                        403              518              187
Gain on sale of stock                                  --               --            1,693
                                                 --------         --------         --------
Income (loss) before provision for income           2,939            1,344           (7,877)
taxes
Provision for income taxes                            (88)             (14)              --
                                                 --------         --------         --------
Net income (loss)                                $  2,851         $  1,330         $ (7,877)
                                                 --------         --------         --------
Net income (loss) per share:
Primary                                          $   0.09         $   0.05         $  (0.32)
Fully diluted                                    $   0.09         $   0.04         $  (0.32)
Shares used in per share calculations:
Primary                                            32,032           29,205           24,273
Fully diluted                                      32,148           30,894           24,273
                                                 --------         --------         --------


See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Years ended September 30, 1996, 1995 and 1994

                                         Common Stock         Additional
                                     -------------------       Paid-in         Notes        Accumulated
(In Thousands)                       Shares       Amount       Capital       Receivable       Deficit           Total
--------------                       ------       ------      ----------     ----------     -----------        --------
Balance at September 30, 1993        21,688        $217        $112,636        $(472)        $(105,837)        $  6,544
Issuance to employees under
 employee stock plans                   186           2             218           --                --              220
Issuance of common                    3,615          36           4,397           --                --            4,433
Exercise of warrants                    311           3             261           --                --              264
Forgiveness of officer loans             --          --              --          472                --              472
Net loss                                 --          --              --           --            (7,877)          (7,877)
                                     ------        ----        --------        -----         ---------         --------
Balance at September 30, 1994        25,800         258         117,512           --          (113,714)           4,056
Issuance to employees under
employee stock plans                    601           6             733           --                --              739
Common stock issued in
settlement of litigation                475           5             891           --                --              896
Exercise of warrants                  2,894          29           3,718           --                --            3,747
Net income                               --          --              --           --             1,330            1,330
                                     ------        ----        --------        -----         ---------         --------
Balance at September 30, 1995        29,770         298         122,854           --          (112,384)          10,768
Issuance to employees under
employee stock plans                    339           3             475           --                --              478
Exercise of warrants                    136           1              95           --                --               96
Net income                               --          --              --           --             2,851            2,851
                                     ------        ----        --------        -----         ---------         --------
Balance at September 30, 1996        30,245        $302        $123,424        $   0         $(109,533)        $ 14,193
                                     ------        ----        --------        -----         ---------         --------

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         Year Ended September 30,
                                                                  ---------------------------------------
(Increase/(Decrease) in cash and cash equivalents, in thousands)   1996            1995             1994
----------------------------------------------------------------  -------         -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                 $ 2,851         $ 1,330         $(7,877)
Adjustments to reconcile net income to net cash
   used for operating activities:
Depreciation and amortization                                       1,173             717           1,069
Gain on sales of stock held in escrow                                  --              --          (1,195)
(Benefit) provision for restructuring and other                        --            (399)          4,932
(Gain) loss on equipment disposal                                     (10)            (19)             25
Forgiveness of officer loans                                           --              --             472
Changes in assets and liabilities:
Accounts receivable                                                (4,335)           (646)          2,326
Inventories                                                        (3,122)            (92)          1,597
Other current assets                                                 (156)            738             316
Other assets                                                       (1,068)           (297)            196
Accounts payable                                                    4,333          (1,247)           (830)
Accrued salaries, wages and employee benefits                         119            (319)           (407)
Other accrued liabilities                                              74          (1,421)         (2,064)
Long term obligations                                                (126)           (499)           (483)
                                                                  -------         -------         -------
Net cash provided by (used for) operating activities                 (267)         (2,154)         (1,923)
                                                                  -------         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 (334)           (851)           (394)
Proceeds on disposal of equipment                                      10              46              98
Release of funds held in escrow                                     1,000             300              --
Short-term investments in restricted account                        3,000              --          (3,000)
                                                                  -------         -------         -------
Net cash provided by (used for) investing activities                3,676            (505)         (3,296)
                                                                  -------         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) short-term borrowings                  (3,000)             --           3,000
Payments of capital lease obligations                                (691)           (398)         (1,219)
Proceeds from issuance of stock                                       574           4,486           4,917
                                                                  -------         -------         -------
Net cash provided by (used for) investing activities               (3,117)          4,088           6,698
                                                                  -------         -------         -------
Net increase in cash and cash equivalents                             292           1,429           1,479
Cash and cash equivalents at beginning of period                    3,682           2,253             774
                                                                  -------         -------         -------
Cash and cash equivalents at end of period                        $ 3,974         $ 3,682         $ 2,253
                                                                  -------         -------         -------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest                            $   264         $   464         $   433
Capitalized lease obligations incurred for the acquisition
   of equipment                                                   $ 3,367         $    94         $    29
Issuance of stock for settlement of litigation                    $    --         $   896         $    --
                                                                  -------         -------         -------

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

SEEQ Technology Incorporated (the "Company"), incorporated in Delaware, was formed on January 13, 1981 to engage in the development, production and sale of state-of-the-art, high technology semiconductor devices.

For purposes of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company operates on a 52/53-week fiscal year ending on the last Sunday in September of each year. Fiscal 1994 and 1995 are 52-week years and fiscal 1996 is 53 weeks. Two customers accounted for approximately 42% and 10% of revenues in fiscal 1996, two customers accounted for approximately 17% and 16% of the Company's revenues in fiscal 1995 and two customers accounted for approximately 16% and 11% of revenues in fiscal 1994. Sales to foreign customers in fiscal years 1996, 1995 and 1994 represented 25%, 38% and 33%, respectively, of revenues during such years. During fiscal years 1996, 1995 and 1994, approximately $2.0 million, $2.3 million, $3.4 million respectively, represented sales to customers in Europe, and $5.8 million, $6.2 million, $3.6 million respectively, represented sales to customers in the Asian/Pacific Rim region. Sales to other geographical regions during such years were not material.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of SEEQ Technology incorporated and its wholly owned subsidiary. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. The Company considers all highly liquid investment instruments with a maturity of three months or less at the time of the purchase to be cash equivalents. The Company classifies its debt and equity securities which are comprised of investments in high grade commercial paper included in cash and cash equivalents and the escrow account relating to the EEPROM technology sold to Atmel in the EEPROM Asset Sale as available-for-sale; any significant unrealized holding gains or losses will be excluded from earnings and reported net of the income tax effect in a separate component of stockholders' equity.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Inventories consist of the following:

--------------------------------------------------------------------------------
                                                             September 30,
   (Thousands)                                         1996                 1995
--------------------------------------------------------------------------------
   Raw materials                                     $   22               $   16
   Work in process                                    3,147                1,379
   Finished goods                                     2,183                  835
--------------------------------------------------------------------------------
                                                     $5,352               $2,230
--------------------------------------------------------------------------------

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

NON-RECURRING PRODUCTION TRANSFER COSTS. Non-recurring costs such as tooling and engineering costs resulting from the transfer of current product to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Non-recurring costs which are associated with the development of new products are expensed as research and development costs when incurred. During fiscal 1996, the Company capitalized $835,000 of non-recurring product transfer costs of which $231,000 was amortized in the same period. Non-recurring product transfer costs in fiscal years 1995 and 1994 were not material.

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

ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


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

At September 30, 1996, outstanding receivables from three customers accounted for 45%, 11%, and 11% of the Company's accounts receivable. At September 30, 1995, outstanding receivables from two customers accounted for 17% and 14% of the Company's accounts receivable.

NET INCOME (LOSS) PER SHARE. Primary and fully diluted net income per share for fiscal years 1996 and 1995 was determined using the treasury stock method. Primary income per common and common equivalent share is computed using the weighted average number of shares outstanding during the period, including dilutive stock options and warrants. Fully diluted income per common and common equivalent share reflects additional dilution related to stock options and warrants due to the use of the market price at the end of the period, when higher than the average price for the period.

Net loss per share for fiscal 1994 was computed using the weighted average number of common shares outstanding during the period. Common stock equivalents are not included because the effect is antidilutive.

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

During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel Common Stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale was deposited in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, which contained $600,000, was subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. On January 30, 1995, the Company entered into an agreement with Atmel to settle Atmel's claim. Under the terms of the agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. The second escrow account, which initially contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995 and the fourth quarter of fiscal 1996, $300,000 and $1,000,000, respectively, was distributed to SEEQ from the escrow account, leaving $3,029,000 on deposit therein as of September 30, 1996 (excluding interest earned to date of $502,000). Atmel has notified SEEQ that, based on certain claims asserted by HMC, one of SEEQ's foundries and joint development partners, that SEEQ previously granted HMC certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although, Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

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

The following unaudited pro forma information reflects the results of operations for the year ended September 30, 1994, as if the EEPROM Asset Sale had occurred as of October 1, 1993 after giving effect to certain adjustments, including reversal of the revenue and related costs of sales attributable to EEPROM products, reduction in research and development and marketing expenses associated with the development and marketing of EEPROM products and reduction in interest expense associated with leased equipment used in manufacturing EEPROM products. The pro forma information excludes the effect of the restructuring charges which were recorded in fiscal 1994, as a consequence of the sale of assets in the EEPROM Asset Sale, and the effect of the gain of sales of stock which was recorded in fiscal 1994. The average number of shares outstanding in fiscal 1994 has been adjusted to reflect the effect of issuing shares of SEEQ's common stock to Atmel pursuant to the purchase agreement as if they had been outstanding for the entire period. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition taken place at October 1, 1993 or of operating results which may occur in the future.

           --------------------------------------------------------
                                Year ended September 30,
                                          1994
                          (in thousands, except per share data)
                                       (unaudited)
           --------------------------------------------------------
             Net Sales                  $ 18,444
             Net Loss                     (4,113)
             Net Loss per               $  (0.16)
             share:
           --------------------------------------------------------

NOTE 4. RESTRUCTURINGS.

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

The following table summarizes the restructuring activity in fiscal 1994, 1995 and 1996 (in thousands):

                                   -------------   -----------      -----------    -------------
                                    Reserve at     Restructure      Utilization     Reserve at
                                   September 30,     Benefit         (Benefit)     September 30,
                                       1993         (Charge)          Charge           1994
                                                   Recorded in        During
                                                   Fiscal 1994      Fiscal 1994
                                   -------------   -----------      -----------    -------------
Facility lease, inventory and
other equipment costs                $(2,055)        $ 1,026         $   413         $  (616)
                                     -------         -------         -------         -------
EEPROM Asset Sale
Restructuring
  Sale proceeds                           --           5,482          (5,482)             --
  Costs of assets transferred             --          (5,656)          5,601             (55)
  Excess facilities                       --          (3,186)            652          (2,534)
  Severance                               --            (421)            421              --
  Discontinued inventories                --            (404)            254            (150)
  Excess property and
  leasehold improvements                  --            (158)            158              --
  Other costs                             --            (578)            286            (292)
                                     -------         -------         -------         -------
                                          --          (4,921)          1,890          (3,031)
                                     -------         -------         -------         -------
End-user Ethernet adapter
board products write-off
  Discontinued inventories                --            (808)            808              --
  Other costs                             --            (229)            229              --
                                     -------         -------         -------         -------
                                          --          (1,037)          1,037              --
                                     -------         -------         -------         -------
Totals                               $(2,055)        $(4,932)        $ 3,340         $(3,647)
                                     -------         -------         -------         -------

                                      ----------      -----------     -----------    ----------    -----------   ----------
                                      Reserve at      Restructure     Utilization    Reserve at    Utilization   Reserve at
                                       September       Benefit         (Benefit)     September      (Benefit)    September
                                       30, 1994        (Charge)         Charge        30, 1995       Charge       30, 1996
                                                      Recorded in       During                       During
                                                      Fiscal 1994       Fiscal                     Fiscal 1996
                                      ----------      -----------     -----------    ----------    -----------   ----------
Facility lease, inventory and other
equipment costs                        $  (616)        $    11         $   605         $  --         $  --         $  --
                                       -------         -------         -------         -----         -----         -----
EEPROM Asset Sale
Restructuring
  Costs of assets transferred              (55)           (195)            250            --            --            --
  Excess facilities                     (2,534)            818             915          (801)          119          (682)
  Discontinued inventories                (150)             51              99            --            --            --
  Other costs                             (292)           (338)            435          (195)          195            --
                                       -------         -------         -------         -----         -----         -----
                                        (3,031)            336           1,699          (996)          314          (682)
                                       -------         -------         -------         -----         -----         -----
End-user Ethernet adapter board
products write-off
  Other costs                               --              52             (52)           --            --            --
                                       -------         -------         -------         -----         -----         -----
                                            --              52             (52)           --            --            --
                                       -------         -------         -------         -----         -----         -----
Totals                                 $(3,647)        $   399         $ 2,252         $(996)        $ 314         $(682)
                                       -------         -------         -------         -----         -----         -----

FACILITY LEASE, INVENTORY AND OTHER EQUIPMENT COSTS

The reversal in fiscal 1994 reflects an adjustment to a reserve recorded in prior fiscal years by the Company to cover estimated costs in connection with the termination of the Company's prior lease facility. During the second quarter of fiscal 1995, the Company entered into a final settlement of a lawsuit previously filed against the Company for rent and damages under a lease of certain premises previously occupied by the Company which the Company vacated in July 1992. In connection with the action and the proposed settlement thereof, the Company had previously recorded certain reserves covering, among other things, the proposed issuance of shares of its common stock. The market price of the Company's common stock increased during the second quarter of fiscal 1995, and, as a result, the Company recorded additional reserves of $122,000 to reflect the higher market price of the common stock at the time of the final settlement of the lawsuit. During fiscal 1995, the Company also sold equipment that had been fully reserved and settled certain associated lease obligations, resulting in a $133,000 reduction in the restructuring reserves. Upon settlement of this lawsuit, the balance of the restructuring reserves were utilized.

EEPROM ASSET SALE RESTRUCTURING

In connection with the EEPROM Asset Sale, the Company incurred certain restructuring costs or realized certain benefits during fiscal 1994, 1995 and 1996 as follows:

EEPROM Asset Sale. On January 30, 1995 the Company and Atmel entered into a settlement agreement to settle Atmel's claims made against the $600,000 escrow account previously established. Under the settlement agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. As a result, the Company recorded a $195,000 charge in fiscal 1995 for that portion of the settlement which was not previously reserved.

Excess facilities. During fiscal 1994, the Company decided to sublease its headquarters' office and manufacturing facilities for the approximately eight years remaining on the term of the lease. The Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under a sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations were located at a higher rental rate than previously estimated, and as a result in 1995, recorded an $818,000 reduction to its restructuring reserves. The Company also recorded $915,000 of facility lease payments, broker fees and relocation costs in connection with the sublease. During fiscal 1996, the Company recorded $119,000 of facility lease payments in excess of the sublease amount.

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

Other costs. In fiscal 1994, the Company recorded other costs, including property tax obligations, obsolete computer systems and legal fees. For the fiscal year ended September 30, 1995, the Company recorded other costs of approximately $338,000, primarily reflecting legal fees and settlement costs in connection with the agreement with Hualon Microelectronics Company (see Note 11 Litigation). The Company paid $435,000 for settlement costs, outside foundries for memory product process development and lease payments for certain equipment related to EEPROM products. During fiscal 1996, payments of $195,000 for settlement costs were made.

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


NOTE 5. STOCKHOLDERS' EQUITY

WARRANTS. In fiscal 1991, as a partial consideration for a bank credit agreement, the Company issued a warrant exercisable for five years to purchase 150,000 shares of the Company's common stock at $1.56 per share; this warrant was exercised during fiscal 1995. In fiscal 1992, as consideration to extend the credit agreement for an additional year, the Company issued a warrant exercisable through August 1, 1995 to purchase 100,000 shares of the Company's common stock at $3.13 per share; this warrant was not exercised and therefore expired in fiscal 1995. In fiscal 1992, in conjunction with the private placement of 700,000 shares of common stock, warrants to purchase a like number of shares were issued, exercisable for three years, to purchase shares of the Company's common stock at $2.75 per share. In addition, the placement agent was granted the right to purchase 70,000 shares of common stock at $2.00 per share together with a warrant to purchase an additional 70,000 shares of common stock at $2.75 per share. The warrants issued in conjunction with the private placement were repriced in fiscal 1993 to purchase the Company's common stock at $0.85 per share. During fiscal 1993 and 1994, 232,500 and 310,500 of these warrants were exercised, respectively. None of these warrants were exercised during fiscal 1995 and the remaining 227,000 warrants expired. In fiscal 1993, in conjunction with a foreign equity offering, warrants were issued to purchase 120,385 shares of common stock at $1.25 per share. During fiscal 1995 and 1996, 84,270 and 36,115 of these warrants were exercised, respectively. In the third quarter of fiscal 1993, as part of a public offering of 4.6 million shares of the Company's common stock, warrants to purchase an additional 2.3 million shares at $1.40 per share were issued. In addition, the selling agent was granted warrants to purchase 460,000 shares of common stock at $1.06 per share. During fiscal 1995, all of the 2.3 million warrants at $1.40 per share were exercised and 360,000 of the $1.06 per share warrants were exercised, the remaining 100,000 of these warrants were exercised in fiscal 1996. The value of these warrants was immaterial at the date of issuance for fiscal years 1993, 1992 and 1991.

CONVERTIBLE PREFERRED STOCK. At September 30, 1996, 1,000,000 shares of preferred stock are authorized for issuance with no shares outstanding. Attributes of the preferred stock such as dividend rates, voting rights, and liquidation preferences, are subject to determination by the Company's Board of Directors upon issuance.

COMMON SHARES. The Company's amended articles of incorporation authorize the issuance of up to 40,000,000 common shares. The following table summarizes shares of common stock reserved for issuance as of September 30, 1996:

----------------------------------------------------
Issuable upon                       Number of Shares
----------------------------------------------------
Exercise of stock options,
including shares available                 5,624,106
for option
Periodic Purchase Plan                        96,939
----------------------------------------------------
                                           5,721,045
----------------------------------------------------

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

NOTE 6. EMPLOYEE STOCK PLANS

PERIODIC PURCHASE PLAN. All employees who have met the minimum service period are eligible to participate in the Company's Periodic Purchase Plan. Employees may purchase shares subject to the Plan at a price not less than 85% of the lesser of the fair market value at the beginning or end of the offering period. The term of each offering period is six months. During fiscal 1996, 1995 and 1994, 30,000, 15,000 and 17,000 shares were issued at average purchase prices of $2.36, $0.90 and $1.01 per share, respectively. At September 30, 1996, 96,939 shares are available for issuance under the plan.

STOCK OPTION PLANS. During fiscal 1982, the Company adopted two stock option plans; an incentive plan for employees and a non-statutory plan for certain employees, directors, sales representatives, distributors and consultants. The plans were subsequently combined. Under the restated plan, as amended, a total of 7,760,000 shares of common stock have been reserved for issuance under the combined plan, including an increase of 1,400,000 shares of common stock, approved by the stockholders at the Annual Meeting held March 21, 1996. Options are granted for a period not in excess of ten years from the date of grant. Terms for exercising options are determined by the Board of Directors. Options outstanding at September 30, 1996 become exercisable in cumulative increments proportionately over a four-year period from the date of grant, except that if termination occurs within six months from commencement date, no options are exercisable. Options are granted to purchase shares at prices not less than the fair market value at the date of grant. The plan expires in 2002.

In fiscal 1990, the Company adopted a non-statutory stock option plan for non-employee directors. A total of 200,000 shares of common stock were reserved for issuance under the plan. Options are automatically granted to eligible board members at the director's initial election or appointment and subsequent annual meetings commencing with the second annual meeting following the date of initial election or appointment. In March 1996, the stockholders approved an amendment to the plan to provide for a special one-time option grant to two non-employee members of the Company's Board of Directors. Options to purchase a combined total of 40,000 shares were granted. Options are exercisable after an initial six month waiting period following the date of grant at prices not less than the fair market value on the date of the grant. Options are subject to repurchase rights by the Company to the extent that they are not vested at the time of termination of Board membership.

The following table summarizes stock option activity under the stock option plans:

-----------------------------------------------------------------------------------------------------------------
                                                 Shares                       Options Outstanding
(Thousands except per share                     Available       -------------------------------------------------
amounts)                                        For Grant       Shares         Price per share             Amount
                                                ---------       ------         ------------------         -------
Balance at September 30, 1993                     1,770          3,511         $1.000  --  $7.875         $ 5,586
Granted                                          (1,518)         1,518          1.344  --   1.375           1,986
Canceled                                          1,746         (1,746)         1.063  --   5.500          (3,106)
Exercised                                                         (162)         1.500  --   1.625            (192)
                                                 ------         ------         ------------------         -------
Balance at September 30, 1994                     1,998          3,121          1.000  --   7.875           4,274
Granted                                          (1,877)         1,877          1.000  --   2.438           2,771
Canceled                                          1,043         (1,043)         1.000  --   5.500          (1,611)
Exercised                                                         (586)         1.000  --   2.500            (725)
                                                 ------         ------         ------------------         -------
Balance at September 30, 1995                     1,164          3,369          1.000  --   7.875           4,709
Additional shares authorized                      1,400
Granted                                          (1,013)         1,013          2.750  --   3.688           3,421
Canceled                                            109           (109)         1.000  --   3.688            (222)
Exercised                                                         (309)         1.000  --   1.500            (406)
                                                 ------         ------         ------------------         -------
Balance at September 30, 1996                     1,660          3,964          1.000  --   7.875           7,502
                                                 ------         ------         ------------------         -------
Options exercisable at September 30, 1996                        1,688         $1.000  --  $7.875         $ 2,794
                                                 ------         ------         ------------------         -------

NOTE 7. SHORT-TERM NOTE PAYABLE

In November 1993, the Company entered into a two-year line of credit agreement, subject to renewal, with the CIT Group ("CIT"). Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal

1994 it used cash resources to reduce its effective short-term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit (restricted cash). Effective November 22, 1995, the Company renewed the credit facility with CIT for a two year term. Under the renewed credit agreement, the minimum borrowing requirement was reduced to $1,500,000 and was only applicable in the event the Company had a loan balance outstanding with CIT. Thus the Company liquidated its restricted cash and repaid the note payable to bank in November 1995. The credit agreement with CIT was terminated by the Company in August 1996.

In August 1996, the Company entered into a one-year revolving line of credit agreement with a bank. Under the terms of the bank revolving line of credit, the Company could borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.75%. The revolving line of credit is secured by a first position security interest in the Company's assets, including intellectual property, and expires August 18, 1997. The loan agreement requires the Company to maintain a profit each fiscal year and to maintain certain financial ratios. The loan agreement also requires the Company to maintain a level of tangible net worth which, in effect, limits the ability of the Company to make payments of cash dividends. As of September 30, 1996, the Company was in compliance with all of the covenants of the credit agreement. There were no borrowings outstanding under this revolving line of credit as of September 30, 1996.

NOTE 8. LONG-TERM OBLIGATIONS AND COMMITMENTS

Long-term obligations consisted of the following (in thousands):

                                     -----------------------
                                          September 30,
                                      1996            1995
                                     -------         -------
Capitalized lease obligations        $ 3,280         $   604
Facility lease obligations             1,081           1,207
                                     -------         -------
                                       4,361           1,811
Less: current portion                   (895)           (287)
                                     -------         -------
                                     $ 3,466         $ 1,524
                                     -------         -------

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

Leases meeting certain specific criteria are accounted for as the acquisition of an asset and the incurrence of a liability (i.e., a capital lease). Assets recorded as property and equipment under capital leases were as follows:

                                ---------------------
                                     September 30,
(Thousands)                      1996            1995
-----------                     -------         -----
Machinery and equipment         $ 3,195         $  --
Furniture and fixtures              266           155
                                -------         -----
                                  3,461           155
Accumulated amortization           (309)          (53)
                                -------         -----
                                $ 3,152         $ 102
                                -------         -----

Minimum future lease payments (in thousands) for non-cancelable leases as of September 30, 1996 were as follows:

-------------                            ---------        ------
Years ended                              Operating        Capital
September 30,                             Leases          Leases
-------------                            ---------        ------
1997                                      $   645         $1,156
1998                                          652            908
1999                                          658            766
2000                                          687            565
2001                                          702            527
Thereafter                                  1,877             76
                                          -------         ------
Total minimum lease payments              $ 5,221          3,998
                                          -------
Less: amount representing interest                          (718)
                                                          ------
Present value of minimum
lease payments                                             3,280
Less: current portion                                      (895)
                                                          ------
Long term lease obligations                               $2,385
                                                          ------

Rental expense under all operating leases was $634,000 for fiscal 1996, $597,000 for fiscal 1995 and $1,056,000 for fiscal 1994.

NOTE 9. INCOME TAXES

For fiscal 1996 and 1995, the Company recorded provisions of $88,000 and $14,000, respectively, for income taxes. The Company's provisions were computed by applying the estimated annual tax rate to income taxes, taking into account net operating loss carryforwards and alternative minimum taxes. No provision for federal or state income taxes was recorded in fiscal 1994 as the Company incurred a net operating loss. At September 30, 1996, the Company had net operating loss carryforwards of approximately $107,500,000 for federal income tax purposes, which may be utilized to reduce future taxable income. These carry forwards expire in varying amounts from 1997 through 2010. Under the Tax Reform act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the amount of net losses that the Company may utilize in any one year include, but are not limited to, a cumulative stock ownership change of more than 50% over a three year period.

Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                        September 30, 1996   September 30, 1995
                                        ------------------   ------------------
Net operating loss carryforwards                  $ 39,165             $ 39,817
Restructuring accruals                                 278                  320
Inventory reserve and basis difference                 168                  269
Compensation accruals                                   52                   64
Accounts receivable and sales return                   215                  135
reserves
Other                                                   51                  449
                                                  --------             --------
Gross deferred tax assets                           39,929               41,054
                                                  --------             --------
Gross deferred tax liabilities                          --                   --
                                                  --------             --------
Deferred tax asset valuation allowance             (39,929)             (41,054)
                                                  --------             --------
Total net deferred asset                          $     --             $     --
                                                  --------             --------

Management believes sufficient uncertainty exists regarding the realizability of the net deferred tax assets such that a full valuation allowance is required.

NOTE 10. DEVELOPMENT AND LICENSE AGREEMENTS

In July 1990, the Company entered into an eight year renewable manufacturing and technology agreement with Hualon Microelectronics Corporation ("HMC"). HMC provided foundry services to the Company through the second quarter of fiscal 1994. In fiscal 1994, as a result of the EEPROM Asset Sale and disputes with HMC, the Company discontinued its use of HMC's foundry services (see Note 11 Litigation.). In August 1995, the Company re-established its foundry and development relationship with HMC. The Company and HMC agreed to reactivate and modify their 1990 Foundry and Co-Development Agreement. Under the "amended" Agreement, HMC will, solely at the Company's request, manufacture wafers for certain of the Company's products through fiscal 1998. In connection with the transfer of production from another foundry to HMC, the Company paid Non-recurring Engineering ("NRE") charges of $240,000. The Company paid approximately $40,000 of these NRE charges in fiscal 1995 and $200,000 in fiscal 1996. The Company has several other foundries which it operates on an individual purchase order basis.


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

On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company, entitled Praxair, Inc., a Delaware Corporation v. SEEQ, Inc., a California Corporation and SEEQ Technology, Inc., a Delaware Corporation (Superior Court of the State of California, County of Santa Clara, Case No. CV758882). The suit arises out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purports to state causes of action for breach of contract and promissory estoppel. The Complaint alleges that as a result of purported breaches of the nitrogen supply contract, the Company is obligated to pay plaintiff approximately $1,300,000 plus cost of suit, not including attorney's fees. The Company intends to contest all of Praxair's claims vigorously. Based on the Company's limited review to date, management believes that the claims asserted by Praxair are without merit. However, there can be no assurance that Praxair will not obtain a favorable result in the lawsuit which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   10.0 Form of Indemnification Agreement with Directors and Officers (incorporated herein by reference to Registrant's Form 8-B filed on June 2, 1987).

   10.2       Executive Compensation Plans and Arrangements.

   10.2.1 Restated Periodic Purchase Plan, as amended (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

   10.2.2 Restated 1982 Stock Option Plan, as amended (incorporated herein by reference to Registrant's Form S-8 Registration Statement (33-6544) filed on July 2, 1993.

   10.2.3 1989 Non-Employee Director Stock Option Plan (incorporated herein by reference to Registrant's Form S-8 Registration Statement (Registration No. 33-35838) filed on July 11, 1990).

   10.3 Technology Transfer and Foundry Agreement dated as of July 16, 1990 between the Company and HMC Microelectronics Corporation (subject to confidential treatment) (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1990).

   10.4.1 Settlement Agreement, Release and Tolling Agreement dated as of August 16, 1995 by and between the Company and HMC
              Microelectronics Corporation (subject to confidential treatment).

   10.4.2 Amendment to Technology Transfer and Foundry Agreement dated August 16, 1995 by and between the Company and HMC
              Microelectronics Corporation (subject to confidential treatment).

   10.5* Business Loan Agreement with Silicon Valley Bank dated as of August 19, 1996.

   10.6 Asset Purchase Agreement dated February 7, 1994 between the Company and Atmel Corporation (incorporated by reference to the Company's Form 8-K dated February 7, 1994).

   10.7 Stock Purchase Agreement dated February 7, 1994 between the Company and Atmel Corporation (incorporated by reference to the Company's Form 8-K dated February 6, 1994).

   10.8 Escrow Agreement dated February 7, 1994 between the Company, Atmel Corporation and Wilson, Sonsini, Goodrich & Rosati, P.C. (incorporated by reference to the Company's Form 8-K dated February 7, 1994).

   10.9 Escrow Agreement dated April 14, 1994 between the Company, Atmel and Bank of America NT&SA (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994).

   11.0* Schedule of Computation of Earnings Per Share (See page 47 of this Form 10-K).

   13.1 Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

   21.1 The Company's subsidiary, Talus Technology Incorporated, a California Corporation, was dissolved effective September 30, 1995 (See page 48 of this Form 10-K).

   23.1*      Consent of Price Waterhouse LLP, Independent Accountants.

   24.1 Power of Attorney (See page 46 of this Form 10-K, the Company Signature page).

   (a) Reports on Form 8-K. The Company filed no Current Reports on Form 8-K during the quarter ended September 30, 1996.

   27.1*      Financial Data Schedules

              * Filed Herewith

Undertakings

   For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) and Form S-3 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows:

   Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of the expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered on the Form S-8 and Form S-3 identified below, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the 1933 Act and will be governed by the final adjudication of such issue.

   The preceding undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 Registration No.6554), filed July 2, 1993; registrant's Registration Statement on Form S-8 (Registration No. 33-35838), filed July 11, 1990; registrant's Registration Statement on Form S-8 (Registration No. 33-27419), filed March 7, 1989; and registrant's Registration Statement on Form S-3 (Registration No. 33-84018), filed May 22, 1996.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                       SEEQ TECHNOLOGY INCORPORATED




                                       By /s/ Phillip J. Salsbury
                                          -----------------------
                                       Phillip J. Salsbury
                                       Chief Executive Officer


Dated:  December 18, 1996

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


Signature                           Title                        Date
---------                           -----                        ----
/s/ Phillip J. Salsbury             Chief Executive Officer      December 18, 1996
-----------------------------       and Director
(Phillip J. Salsbury)               (Principal Executive
                                    Officer)

/s/ Robert O. Hersh                 Vice President, Finance      December 18, 1996
-----------------------------       and Administration
(Robert O. Hersh)                   (Principal Financial
                                    and Accounting Officer)



/s/ Alan V. Gregory                 Chairman of the Board        December 18, 1996
-----------------------------       and Director
(Alan V. Gregory)


/s/ Charles Harwood                 Director                     December 18, 1996
-----------------------------
(Charles Harwood)

                                    Director                     December 18, 1996
-----------------------------
(Peter Cheng)

                                                                   EXHIBIT 11.0


                          SEEQ TECHNOLOGY INCORPORATED
                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE
                     (in thousands except per share amounts)


                                                                    Years Ended
                                                        -------------------------------------
                                                       September     September      September
                                                        30,1996       30,1995        30,1994
                                                       ---------     ---------      ---------
PRIMARY
Earnings:
   Net income (loss)                                    $ 2,851       $ 1,330       $ (7,877)
                                                        -------       -------       --------
Shares:
   Average common shares outstanding                     30,070        27,244         24,273
   Add effect of dilutive options and warrants
     (as determined by the treasury stock method)         1,962         1,961             --
                                                        -------       -------       --------
   As adjusted                                           32,032        29,205         24,273
                                                        -------       -------       --------
Primary earnings per share                              $  0.09       $  0.05       $  (0.32)
                                                        -------       -------       --------
FULLY DILUTED
Earnings:
   Net income (loss)                                    $ 2,851       $ 1,330
                                                        -------       -------
Shares:
   Average common shares outstanding                     30,070        27,244
   Add incremental effect of dilutive options and
      warrants (as determined by the treasury
      stock method)                                       2,078         3,650

                                                        -------       -------
   As adjusted                                           32,148        30,894
                                                        -------       -------
Fully diluted earnings per share                        $  0.09      $   0.04
                                                        -------       -------

                                                                   EXHIBIT 23.1



                          SEEQ TECHNOLOGY INCORPORATED

                       CONSENT OF INDEPENDENT ACCOUNTANTS


   We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 33-84018) and in the Registration Statements on Form S-8 (No. 33-27419, No. 33-6554, No. 33-35838) of SEEQ Technology Incorporated of our report dated October 23, 1996, appearing on page 26 of this 1996 Annual Report on Form 10-K.




/s/ PRICE WATERHOUSE LLP
San Jose, California
December 18, 1996

                                                                     SCHEDULE II

                          SEEQ TECHNOLOGY INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
                            Years Ended September 30
                                 (in thousands)


                                                      Additions
                                                 --------------------
                                     Balance at  Charged to  Charged                     Balance at
                                     Beginning   Costs and    Against    Deductions          End
                                      of Year    Expenses    Revenues                      of Year
                                     ----------  ----------  --------    ----------      ----------
1994
  Allowance for Doubtful Accounts
  and Sales Returns                   $1,692       $138       $1,511       $2,677 (1)       $664
                                      ------       ----       ------       ------           ----
1995
  Allowance for Doubtful Accounts
  and Sales Returns                   $  664       $ 59       $  530       $915 (1)         $338
                                      ------       ----       ------       ------           ----
1996
  Allowance for Doubtful Accounts
  and Sales Returns                   $  338       $ --       $  898       $996 (1)         $240
                                      ------       ----       ------       ------           ----

(1) Doubtful account write-offs and customer returns and price adjustments