Form 10-Q
period 1996-12-31
SEEQ TECHNOLOGY INC
filed 1997-02-11
CIK 702756

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                For the quarterly period ended December 31, 1996


[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                  For the transition period from _____ to_____

                         Commission file number: 0-11778

                              --------------------

                          SEEQ TECHNOLOGY INCORPORATED
                          ----------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  94-2711298
            --------                                  ----------
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

                                                     Yes  X   No
                                                         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value                      30,288,379
  (Class of common stock)              (Shares outstanding at December 31, 1996)
--------------------------------------------------------------------------------

This report on Form 10-Q, including all exhibits, contains 14 pages.

                          SEEQ TECHNOLOGY INCORPORATED

                                    FORM 10-Q

                                Table of Contents



PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Condensed Financial Statements...................................   3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   8



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   12
Item 2.  Changes in Securities............................................   12
Item 3.  Defaults upon Senior Securities..................................   13
Item 4.  Submission of Matters to a Vote of Security Holders..............   13
Item 5.  Other Information................................................   13
Item 6.  Exhibits and Reports on Form 8-K.................................   13

This Quarterly Report of Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the captions "Legal Proceedings" and "Factors Affecting Operating Results" contained herein and under the caption "Business Risks" in the Company's fiscal 1996 annual report on Form 10-K.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                       Three months ended
                                                   -------------------------
                                                   December 31,  December 31,
                                                      1996          1995
                                                    --------      --------
Net revenues                                        $  6,624      $  4,801
Cost of revenues                                       4,560         3,487
                                                    --------      --------

Gross profit                                           2,064         1,314
                                                    --------      --------

Operating expenses
         Research and development                        780           786
         Marketing, general and administrative         1,252           921
                                                    --------      --------
Total operating expenses                               2,032         1,707
                                                    --------      --------

Income (loss) from operations                             32          (393)
Interest and other, net                                    3           100
                                                    --------      --------
Income (loss) before income taxes                         35          (293)
Provision for income taxes                                 1          --
                                                    --------      --------

Net income (loss)                                   $     34      $   (293)
                                                    ========      ========

Net income (loss) per share:                        $   --        $  (0.01)

Shares used in per share calculation:                 31,885        29,873




See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                       December 31, September 30,
                                                           1996         1996
                                                         -------      -------
ASSETS
Current assets:
Cash and cash equivalents                                $ 4,642      $ 3,974
Accounts receivable, less allowances                       3,628        8,235
Inventories                                                5,145        5,352
Other current assets                                         201          368
                                                         -------      -------
         Total current assets                             13,616       17,929

Property and equipment, net                                3,998        4,258
Other assets                                               4,300        4,248
                                                         -------      -------
         Total assets                                    $21,914      $26,435
                                                         =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                         $ 2,167      $ 6,271
Accrued salaries, wages and employee benefits                442          586
Other accrued liabilities                                    905        1,024
Current portion of long-term obligations                     857          895
                                                         -------      -------
         Total current liabilities                         4,371        8,776

Long-term obligations                                      3,234        3,466

Stockholders' equity:                                     14,309       14,193

                                                         -------      -------
         Total liabilities and stockholders' equity      $21,914      $26,435
                                                         =======      =======




See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Three months ended
                                                             ---------------------
                                                             Dec. 31,      Dec. 31,
                                                               1996         1995
                                                             -------       -------
OPERATING ACTIVITIES:
Net income/(loss)                                            $    34       $  (293)
Adjustments to reconcile net income:
         Depreciation and amortization                           421           184
Changes in assets and liabilities:
           Accounts receivable                                 4,607            40
           Inventories                                           207          (316)
           Prepaid expenses and other assets                       9          (407)
           Accounts payable                                   (4,104)          634
           Accrued liabilities and long term obligations        (295)         (508)
                                                             -------       -------
Net cash provided by (used for) operating activities             879          (666)
                                                             -------       -------

INVESTING ACTIVITIES:
Capital expenditures                                             (55)         (131)
Short-term investments in restricted account                    --           3,000
                                                             -------       -------
Net cash provided by (used for) investing activities             (55)        2,869
                                                             -------       -------

FINANCING ACTIVITIES:
Payments on short term borrowings                               --          (3,000)
Payments of capital lease obligations                           (238)          (81)
Proceeds from issuance of stock                                   82           308
                                                             -------       -------
Net cash used for financing activities                          (156)       (2,773)
                                                             -------       -------

Net increase (decrease) in cash and cash equivalents             668          (570)
Cash and cash equivalents at beginning of period               3,974         3,682
                                                             -------       -------
Cash and cash equivalents at end of period                   $ 4,642       $ 3,112
                                                             =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                     $    83       $   104

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Capital lease obligations incurred for the acquisition
    of equipment                                             $  --         $   127




See notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

           The accompanying unaudited condensed financial statements of SEEQ Technology Incorporated ("SEEQ" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments, except for those adjustments related to certain restructuring and other expenses) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

           The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results expected for the year ending September 30, 1997.

           For purposes of presentation, the Company has shown its fiscal quarters as ending on December 31, March 31, June 30 and September 30; whereas, in fact, the Company operates on a 52/53- week fiscal year ending on the last Sunday in September of each year. The fiscal quarter ends are actually December 29, March 30, June 29 and September 28 for the year ending September 30, 1997 and December 31, March 31, June 30, and September 29 for the year ending September 30, 1996.


NOTE 2. INVENTORIES

           Inventories were comprised of the following:

                                 Dec. 31,    Sep. 30,
                                   1996        1996
                                  ------      ------
                                   (in thousands)

         Raw materials            $    5      $   22
         Work in process           1,576       3,147
         Finished goods            3,564       2,183
                                  ------      ------
                                  $5,145      $5,352
                                  ======      ======

NOTE 3. NON-RECURRING PRODUCTION TRANSFER COSTS

           Non-recurring costs such as tooling and engineering costs resulting from transferring production of current product to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Non-recurring costs which are associated with the development of new products are expensed as research and development costs when incurred. During the three month periods ended December 31, 1996 and December 31, 1995 the Company capitalized $111,000 and $349,000 of non-recurring production transfer costs, respectively. The amortization of these costs for the three month periods ended December 31, 1996 and December 31, 1995 were $106,000 and $17,000, respectively.

NOTE 4. NET INCOME (LOSS) PER SHARE

           Primary and fully diluted net income (loss) per share for the three month periods ended December 31, 1996 and December 31, 1995 were determined using the treasury stock method. Net income (loss) per common and common equivalent share is computed using the weighted average number of shares outstanding during the respective periods, including dilutive stock options and warrants.

NOTE 5. LITIGATION

           On March 30, 1994, the Company filed a lawsuit against HMC in which, among other things, the Company sought a declaration by the court that an alleged license agreement, pursuant to which HMC had allegedly been granted certain license rights to the EEPROM technology sold to Atmel, is invalid. In response to the Company's claims, HMC asserted affirmative defenses and counterclaims. On August 16, 1995, the Company and HMC entered into a Settlement Agreement, Release and Tolling Agreement. Under the terms of such Agreement, the Company agreed, among other things, that the claims asserted against HMC in respect of the alleged license agreement would be tolled for such time and on such terms as provided therein. As a result, the Company is not currently pursuing such claims. The Company is entitled to pursue such claims in the future, however, subject to the terms of the Settlement Agreement, Release and Tolling Agreement. In the event that the Company does not cause the alleged license agreement to be invalidated, Atmel may assert a claim against the Company under the Asset Purchase Agreement, including a claim for damages, if suffered by Atmel as a result of HMC's use of any of such technology, and, in the event any such claim by Atmel is determined to be valid, Atmel may recover any such damages. The Company believes that, in the event of any claim by Atmel, the amount of damages that may be payable by the Company upon a resolution thereof will not have a material adverse effect on the Company's cash flow, financial position or results of operations. However, there can be no assurance as to such matters. Under the terms of the settlement, the Company agreed to pay HMC $500,000 due in three consecutive monthly installments beginning in August 1995. The Company further agreed to issue to HMC 100,000 shares of SEEQ's common stock and reactivate and modify the 1990 Foundry and Co-Development Agreement.


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

           On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company arising out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purports to state causes of action for breach of contract and promissory estoppel. The Complaint alleges that as a result of purported breaches of the nitrogen supply contract, the Company is obligated to pay plaintiff approximately $1,300,000 plus cost of suit, not including attorney's fees. The Company intends to contest all of Praxair's claims vigorously. Based on the Company's limited review to date, management believes that the claims asserted by Praxair are without merit. However, there can be no assurance that Praxair will not obtain a favorable result in the lawsuit which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           The following discussion should be read in conjunction with the Interim Condensed Financial Statements and Notes thereto and the SEEQ Technology Incorporated Annual Report and Form 10-K for the fiscal year ended September 30, 1996.

           This Quarterly Report of Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the captions "Legal Proceedings" and "Factors Affecting Operating Results" contained herein and under the caption "Business Risks" in the Company's fiscal 1996 annual report on Form 10-K.


RESULTS OF OPERATIONS

           Revenues

           Net revenues were $6,624,000 in the first quarter of fiscal 1997, representing an increase of $1,823,000 or 38% over net revenues of $4,801,000 for the first quarter of fiscal 1996. During the first quarter of fiscal 1996, production volumes were not sufficient to meet demand due primarily to issues relating to the transfer of products to new foundries. During the first quarter of fiscal 1997, the Company was obtaining adequate levels of product from its foundries and experienced demand for its' Fast Ethernet products. Products supporting the Fast Ethernet (100Mbps) market accounted for approximately 43% of net revenues for the first quarter of fiscal 1997 compared to approximately 6% in the first quarter of fiscal 1996. Three customers, Bay Networks, Serial Systems and Solectron accounted for approximately 18%, 11% and 10% of revenues in the quarter ended December 31, 1996, respectively. Serial Systems and Solectron accounted for approximately 14% and 10% of revenues for the three months ended December 31, 1995, respectively. No other customer accounted for more than 10% of revenues for the three month periods ended December 31, 1996 and December 31, 1995.

           Gross Product Margins

           The Company includes in cost of revenues all costs associated with subcontractor manufacturing, electrical testing, subcontractor assembly and final test of its integrated circuits and subsystems, warehousing, shipping, product returns and reserves for inventory obsolescence. Allowances for product returns are netted against revenues. Gross profit for the first quarter of fiscal 1997 was $2,064,000 or 31% of net revenues, an increase of $750,000 over the first quarter of fiscal 1995's gross profit of $1,314,000 or 27% of net revenues, primarily attributable to higher revenues and lower production costs. Gross margins in future periods will be affected primarily by revenue levels and product mix, average selling prices, wafer yields, the introduction of new products and changes in manufacturing costs.

           Research and Development

           Research and development expenditures decreased from $786,000 in the first quarter of fiscal 1996 to $780,000 in the first quarter of fiscal 1997 primarily due to a decrease in tooling costs for new product development and partially off set by an increase in payroll costs. As a percentage of net revenues, research and development expenditures decreased from 16% in the first quarter of fiscal 1996 to 12% in the first quarter of fiscal 1997 due to higher revenues. The Company expects that the level of research and development spending will increase in absolute dollars in the next several quarters as a result of increased development efforts on new LAN products, but may vary as a percentage of net revenues.

           Marketing, General and Administrative Expenses

           Marketing, general and administrative expenses increased from $921,000 in the first quarter of fiscal 1996 to $1,252,000 in the first quarter of fiscal 1997, and remained constant as a percentage of revenues at 19% for the same periods. This dollar increase is primarily attributable to higher commissions payable to outside sales representatives due to the growth in net revenues and to increased expenses associated with legal proceedings. The Company anticipates that the level of marketing, general and administrative expenses will vary in future periods based on expected revenue growth.

           Interest and other, net

           Interest and other, net decreased from $100,000 in the first quarter of fiscal 1996 to $3,000 in the first quarter of fiscal 1997. Interest expense has resulted primarily from borrowings under the Company's credit facility and from capital lease obligations. Interest expense remained constant at $83,000 in both the first fiscal quarters of 1996 and 1997, primarily as a result of the lower average balances of borrowings on the Company's credit facility offset by increases in interest expense. Interest income decreased from $183,000 in the first quarter of fiscal 1996 to $86,000 in the first quarter of fiscal 1997, primarily due to lower cash balances and lower interest rates from investments of the cash balances in cash, restricted cash and cash held in escrow invested in short-term investment instruments.

           Income Taxes

           The Company's provision for income taxes is due primarily to expected alternative minimum state and federal income taxes.

           Factors Affecting Operating Results

           The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on a number of factors, many of which are outside the control of the Company. These factors include fluctuations in manufacturing yields, the timing of introduction of new products by the Company and its competitors, changes in the markets addressed by the Company's products, market acceptance of the Company's and it's customers' products, the volume and timing of orders received, changes in the Company's product mix and customer base, the timing and extent of research and development expenditures, the availability and cost of semiconductor wafers from outside foundries, product obsolescence, price erosion, competitive factors, litigation expenses, cyclical semiconductor industry conditions and general economic conditions. The Company's net revenue and cost of revenues vary depending upon the mix of products sold. Any unfavorable change in manufacturing yields or product mix, delays in new product introductions, underutilization of manufacturing capacity, increased price competition or other factors could have a material adverse effect on the Company's operating results and financial condition. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. There can be no assurance that the average selling prices of the Company's current or future products will not be subject to significant pricing pressures. In addition, the Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of significant noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

           The Company has satisfied its cash requirements principally through cash flow from operations, borrowings under bank lines of credit, capital lease financing and the public and private sale of securities.

           The Company believes that existing sources of liquidity, anticipated cash flow from operations, and borrowings under the Company's credit facility will be adequate to satisfy its cash requirements at least through the end of fiscal 1997. However, there can be no assurance that the Company will have adequate resources to satisfy such requirements. It may become necessary for the Company to raise funds from debt and/or equity financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all. Issuance of additional equity securities could result in dilution to stockholders. The inability to fund capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

           The Company's cash and cash equivalents balance increased from $3,974,000 as of September 30, 1996 to $4,642,000 as of December 31, 1996,
primarily from cash provided by operating activities, partially offset by capital expenditures and payments of capital lease obligations.

           Operating Activities

           Cash flows provided by operating activities were $879,000 in the three months ended December 31, 1996 compared to cash flows used for operating activities of $666,000 in the three months ended December 31, 1995. This reflects higher income and collections of accounts receivable, offset in part by the decrease in accounts payable and other liabilities.

           Investing Activities

           Cash flows provided by investing activities of $2,869,000 during the first three months of fiscal 1996 includes $3,000,000 from the maturity of short term investments of restricted cash, the proceeds of which were used to pay off the Company's short term borrowings. Capital expenditures were $131,000 during the three month period ended December 31, 1995 and $55,000 for the same period ended December 31, 1996.

           Financing Activities

           Cash flows used for financing activities were $156,000 in the three month period ended December 31, 1996 compared to $2,773,000 in the three month period ended December 31, 1995. During the three month period ended December 31, 1995, the Company paid off short term borrowings of $3,000,000 with restricted cash. Net proceeds from the issuance of stock pursuant to the exercise of warrants and stock options and the Company's employee periodic stock purchase plan was $308,000 for the first three months of fiscal 1995 compared to $82,000 during the first three months of fiscal 1996. Principal payments against capital lease obligations were $81,000 in the quarter ended December 31, 1995 compared to $238,000 for the quarter ended December 31, 1996.

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

           In August 1996, the Company entered into a one-year revolving line of credit agreement with Silicon Valley Bank. Under the terms of the bank revolving line of credit, the Company could borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.75%. The revolving line of credit is secured by a security interest in the Company's assets, including intellectual property and expires August 18, 1997. The loan agreement requires the Company to maintain a profit each fiscal year and to maintain certain financial ratios. The loan agreement also requires the Company to maintain a level of tangible net worth which, in effect, limits the ability of the Company to make payments of cash dividends. There were no borrowings outstanding under this revolving line of credit as of December 31, 1996.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On March 30, 1994, the Company filed a lawsuit against HMC in which, among other things, the Company sought a declaration by the court that an alleged license agreement, pursuant to which HMC had allegedly been granted certain license rights to the EEPROM technology sold to Atmel, is invalid. In response to the Company's claims, HMC asserted affirmative defenses and counterclaims. On August 16, 1995, the Company and HMC entered into a Settlement Agreement, Release and Tolling Agreement. Under the terms of such Agreement, the Company agreed, among other things, that the claims asserted against HMC in respect of the alleged license agreement would be tolled for such time and on such terms as provided therein. As a result, the Company is not currently pursuing such claims. The Company is entitled to pursue such claims in the future, however, subject to the terms of the Settlement Agreement, Release and Tolling Agreement. In the event that the Company does not cause the alleged license agreement to be invalidated, Atmel may assert a claim against the Company under the Asset Purchase Agreement, including a claim for damages, if suffered by Atmel as a result of HMC's use of any of such technology, and, in the event any such claim by Atmel is determined to be valid, Atmel may recover any such damages. The Company believes that, in the event of any claim by Atmel, the amount of damages that may be payable by the Company upon a resolution thereof will not have a material adverse effect on the Company's cash flow, financial position or results of operations. However, there can be no assurance as to such matters. Under the terms of the settlement, the Company agreed to pay HMC $500,000 due in three consecutive monthly installments beginning in August 1995. The Company further agreed to issue to HMC 100,000 shares of SEEQ's common stock and reactivate and modify the 1990 Foundry and Co-Development Agreement.

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

On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company arising out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purports to state causes of action for breach of contract and promissory estoppel. The Complaint alleges that as a result of purported breaches of the nitrogen supply contract, the Company is obligated to pay plaintiff approximately $1,300,000 plus cost of suit, not including attorney's fees. The Company intends to contest all of Praxair's claims vigorously. Based on the Company's limited review to date, management believes that the claims asserted by Praxair are without merit. However, there can be no assurance that Praxair will not obtain a favorable result in the lawsuit which could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 2.    CHANGES IN SECURITIES

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:
                     27.1  Financial Data Schedule
           (b) No reports on Form 8-K were filed for the period for which this report is being filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       SEEQ TECHNOLOGY INCORPORATED
                                                (Registrant)



Dated: February 11, 1996               By:

                                       /s/ Phillip J. Salsbury
                                       --------------------------------
                                       Phillip J. Salsbury
                                       President and Chief Executive Officer



Dated: February 11, 1996               By:

                                       /s/ Robert O. Hersh
                                       --------------------------------
                                       Robert O. Hersh
                                       Vice President, Finance, Chief
                                       Financial Officer
                                       and Secretary

                                 Exhibit Index

Ex 27.1   Financial Data Schedule