Form 10-Q
period 1997-03-31
SEEQ TECHNOLOGY INC
filed 1997-05-08
CIK 702756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 1997


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from _____ to_____

                         Commission file number: 0-11778

                              --------------------

                          SEEQ TECHNOLOGY INCORPORATED
              ----------------------------------------------------
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

                                                  Yes X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $0.01 par value                         30,288,379
       (Class of common stock)          (Shares outstanding at March 31, 1997)
 ------------------------------------------------------------------------------

This report on Form 10-Q, including all exhibits, contains 15 pages.

                          SEEQ TECHNOLOGY INCORPORATED

                                    FORM 10-Q

                                Table of Contents

                                                                                                            PAGE
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.................................................................      3
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........      8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................     12
Item 2.  Changes in Securities..........................................................................     12
Item 3.  Defaults upon Senior Securities................................................................     12
Item 4.  Submission of Matters to a Vote of Security Holders............................................     13
Item 5.  Other Information..............................................................................     13
Item 6.  Exhibits and Reports on Form 8-K...............................................................     13

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                    Three months ended            Six months ended
                                                  -----------------------      ----------------------
                                                    Mar. 31,     Mar. 31,       Mar. 31,     Mar. 31,
                                                     1997          1996           1997         1996
                                                   --------      --------      --------     ---------
Revenues                                           $  8,031      $  7,387      $ 14,655      $ 12,188
Cost of revenues                                      5,059         4,874         9,619         8,361
                                                   --------      --------      --------      --------
Gross profit                                          2,972         2,513         5,036         3,827
                                                   --------      --------      --------      --------
Operating expense
         Research and development                       902           918         1,682         1,704
         Marketing, general and administrative        1,444         1,121         2,696         2,042
                                                   --------      --------      --------      --------
Total operating expenses                              2,346         2,039         4,378         3,746
                                                   --------      --------      --------      --------
Income from operations                                  626           474           658            81
Interest expense                                        (87)          (36)         (170)         (119)
Interest and other income, net                           95            58           181           241
                                                   --------      --------      --------      --------
Income before income taxes                              634           496           669           203
Provision for income taxes                               20             6            21             6
                                                   --------      --------      --------      --------
Net income                                         $    614      $    490      $    648      $    197
                                                   ========      ========      ========      ========

Net income per share:                              $   0.02      $   0.02      $   0.02      $   0.01

Shares used in per share calculation:                31,571        31,929        31,742        32,072



See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                             March 31,         September 30,
                                                                1997             1996
                                                             ---------         -------------
ASSETS
Current assets:
Cash and cash equivalents                                         $ 4,136         $ 3,974
Accounts receivable, less allowances                                6,023           8,235
Inventories                                                         5,504           5,352
Other current assets                                                  292             368
                                                                  -------         -------
         Total current assets                                      15,955          17,929

Property and equipment, net                                         4,321           4,258
Other assets                                                        4,347           4,248
                                                                  =======         =======
         Total assets                                             $24,623         $26,435
                                                                  =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                  $ 3,531         $ 6,271
Accrued salaries, wages and employee benefits                         662             586
Other accrued liabilities                                           1,037           1,024
Current portion of long-term obligations                              983             895
                                                                  -------         -------
         Total current liabilities                                  6,213           8,776

Long-term obligations                                               3,487           3,466

Stockholders' equity:                                              14,923          14,193
                                                                  =======         =======
         Total liabilities and stockholders' equity               $24,623         $26,435
                                                                  =======         =======


See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Six months ended
                                                            --------------------
                                                            Mar. 31,     Mar. 31,
                                                             1997         1996
                                                            -------      -------
OPERATING ACTIVITIES:
Net income/(loss)                                           $   648      $   197
Adjustments to reconcile net income:
         Depreciation and amortization                          743          472
         Changes in assets and liabilities:
                  Accounts receivable                         2,212       (2,253)
                  Inventories                                  (152)        (890)
                  Prepaid expenses and other assets            (162)        (670)
                  Accounts payable                           (2,740)       1,862
                  Accrued liabilities and long term              26         (312)
                    obligations
                                                            -------      -------
Net cash provided by (used for) operating activities            575       (1,594)
                                                            -------      -------

INVESTING ACTIVITIES:
Capital expenditures                                            (25)         (89)
Short-term investments in restricted account                     --        3,000
                                                            -------      -------
Net cash provided by (used for) investing activities            (25)       2,911
                                                            -------      -------

FINANCING ACTIVITIES:
Payments on short term borrowings                                --       (3,000)
Payments of capital lease obligations                          (470)        (307)
Proceeds from issuance of stock                                  82          395
                                                            -------      -------
Net cash used for financing activities                         (388)      (2,912)
                                                            -------      -------

Net increase (decrease) in cash and cash equivalents            162       (1,595)
Cash and cash equivalents at beginning of period              3,974        3,682
                                                            =======      =======
Cash and cash equivalents at end of period                  $ 4,136      $ 2,087
                                                            =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                    $   170      $   141

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Capital lease obligations for the acquisition
    of equipment                                            $   642      $ 1,212



See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of SEEQ Technology Incorporated ("SEEQ" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

         The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results expected for the year ending September 30, 1997.

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


NOTE 2. INVENTORIES

         Inventories were comprised of the following:

                                         Mar. 31,        Sep. 30,
                                          1997            1996
                                       -----------     -----------
                                           (in thousands)
          Raw materials                $       25       $      22
          Work in process                   1,799           3,147
          Finished goods                    3,680           2,183
                                       -----------     -----------
                                        $    5,504      $   5,352
                                       ===========     ===========

NOTE 3. NON-RECURRING PRODUCTION TRANSFER COSTS

         Non-recurring costs such as tooling and engineering costs resulting from transferring production of current products to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Non-recurring costs which are associated with the development of new products are expensed as research and development costs when incurred. During the six month periods ended March 31, 1997 and March 31, 1996 the Company capitalized $250,000 and $546,000 of non-recurring production transfer costs, respectively. Amortization of these costs for the six month periods ended March 31, 1997 and March 31, 1996 was $245,000 and $64,000, respectively.

NOTE 4. NET INCOME PER SHARE

         Primary and fully diluted net income (loss) per share for the three and six month periods ended March 31, 1997 and March 31, 1996 were determined using the treasury stock method. Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the respective periods, including dilutive stock options and warrants.

         Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings Per Share (EPS)", was issued in February 1997. Under FAS 128, the Company will be required to disclose basic EPS and diluted EPS, for all periods for which an income statement is presented, which will replace the disclosures currently being made for primary EPS and fully-diluted EPS. FAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosure of basic EPS and diluted EPS for the current reporting and comparable periods in the prior year are as follows:

                               Three months ended          Six months ended
                              ---------------------     -----------------------
                               Mar. 31     Mar. 31,       Mar. 31,     Mar. 31,
      Earnings Per Share:       1997         1996          1997         1996
                              --------     --------     ----------   ----------
     Basic                    $   0.02     $   0.02     $   0.02     $   0.01
     Diluted                  $   0.02     $   0.02     $   0.02     $   0.01

NOTE 5. LITIGATION

         On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company in the United States District Court of Northern California alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. The Company intends to vigorously contest all of Level One's claims. Based on the Company's review to date, management believes that the claims asserted by Level One are without merit and that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations, although there can be no assurance as to such matters. Patent litigation is often highly complex, can extend for a protracted period of time, can involve substantial cost to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increase the cost of such litigation. There can be no assurance that such costs and diversion of resources would not have a material adverse effect on the Company's business, financial condition and results of operations.

         On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company arising out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purports to state causes of action for breach of contract and promissory estoppel. The Complaint alleges that as a result of purported breaches of the nitrogen supply contract, the Company is obligated to pay plaintiff approximately $1,300,000 plus cost of suit, not including attorney's fees. The Company intends to contest all of Praxair's claims vigorously. Based on the Company's review to date, management believes that the claims asserted by Praxair are without merit. However, there can be no assurance that Praxair will not obtain a favorable result in the lawsuit which could have a material adverse effect on the Company's business, financial condition and results of operations.

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


RESULTS OF OPERATIONS

         Revenues

         Net revenues were $8,031,000 in the second quarter of fiscal 1997, an increase of $644,000 or 9% over net revenues of $7,387,000 for the second quarter of fiscal 1996. Net revenues were $14,655,000 in the six month period ended March 31, 1997 compared to $12,188,000 for the six month period ended March 31, 1996, an increase of $2,467,000 or 20%. During the first six months of fiscal 1996, production volumes were not sufficient to meet demand due primarily to issues relating to the transfer of products to new foundries. During the first six months of fiscal 1997, the Company was obtaining adequate levels of product from its foundries and experienced demand for its' Fast Ethernet products. In the second quarter of fiscal 1997, products servicing the Fast Ethernet market accounted for approximately 48% of revenues compared to 25% of revenues for the second quarter of fiscal 1996. Revenues from Fast Ethernet products were approximately 46% and 26% of total revenues for the six month periods ended March 31, 1997 and 1996, respectively. Two customers, Bay Networks and 3Com accounted for approximately 27% and 15% of revenues in the quarter ended March 31, 1997, respectively. Bay Networks and Solectron accounted for approximately 34% and 14% of revenues for the three months ended March 31, 1996, respectively. For the six month period ended March 31, 1997, Bay Networks accounted for approximately 23% of revenues; for the six month period ended March 31, 1996, Bay Networks and Serial Systems accounted for approximately 23% and 15% of revenues, respectively. No other customer accounted for more than 10% of revenues for the three and six month periods ended March 31, 1997 and March 31, 1996.

         Gross Product Margins

         The Company includes in cost of revenues all costs associated with subcontractor manufacturing, electrical testing, subcontractor assembly and final test of its integrated circuits and subsystems, warehousing, shipping, product returns and reserves for inventory obsolescence. Allowances for product returns are netted against revenues. Gross profit for the second quarter of fiscal 1997 was $2,972,000 or 37% of net revenues, an increase of $459,000 over the second quarter of fiscal 1996's gross profit of $2,513,000 or 34% of net revenues. For the six month period ended March 31, 1997, the gross profit margin was $5,036,000 or 34% of net revenues, compared to $3,827,000 or 31% of revenues for the comparable period of fiscal 1996. The increased gross profit margins are primarily attributable to higher revenues, product mix, shift to higher margin products and lower production costs which were partially offset by the underutilization of manufacturing capacity. Gross margins in future periods will be affected primarily by revenue levels and product mix, average selling prices, factory utilization, wafer yields, the introduction of new products and changes in manufacturing costs.

         Research and Development

         Research and development expenditures decreased $16,000 from $918,000 in the second quarter of fiscal 1996 to $902,000 in the second quarter of fiscal 1997 primarily due to a decrease in outside consulting services for new product development and partially offset by an increase in payroll costs. For the six month periods ended March 31, 1996 and 1997, research and development expenses decreased $22,000 from $1,704,000 to $1,682,000, respectively. As a percentage of net revenues, research and development expenditures decreased from 12% in the second quarter of fiscal 1996 to 11% in the second quarter of fiscal 1997 and from 14% to 11% for the six month periods ended March 31, 1996 and 1997, respectively, primarily due to higher revenues. The Company expects that the level of research and development spending will increase in absolute dollars in the next several quarters as a result of increased development efforts on new LAN products, but may vary as a percentage of net revenues.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses increased from $1,121,000, or 15% of revenues in the second quarter of fiscal 1996 to $1,444,000, or 18% or revenues in the second quarter of fiscal 1997. For the six month periods ended March 31, 1996 and 1997, marketing, general and administrative expenses increased from $2,042,000, or 17% of revenues to $2,696,000, or 18% or revenues, respectively. These dollar increases are primarily attributable to higher commissions payable to outside sales representatives due to the growth in net revenues and increased expenses associated with legal proceedings. The Company anticipates that the level of marketing, general and administrative expenses will vary in future periods based on expected revenue growth.

         Interest and other, net

         Interest and other income, net increased from $58,000 in the second quarter of fiscal 1996 to $95,000 in the second quarter of fiscal 1997 and decreased from $241,000 for the six months ended March 31, 1996 to $95,000 for the six months ended March 31, 1997. The fluctuations in interest income are directly affected by average cash balances. Interest expense increased from $36,000 in the second fiscal quarter of 1996 to $87,000 in the second quarter of fiscal 1997, due primarily to increased capital lease obligations. Interest expense for the six month period ended March 31, 1997, decreased to 170,000 compared to $119,000 for the six months ended March 31, 1996 as a result of lower average balances of borrowings on the Company's credit facility offset by increases in interest expense from capital lease obligations.

         Income Taxes

         The Company's provision for income taxes is due primarily to expected alternative minimum state and federal income taxes.

         Factors Affecting Operating Results

         The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on a number of factors, many of which are outside the control of the Company. These factors include fluctuations in manufacturing yields, the timing of introduction of new products by the Company and its competitors, changes in the markets addressed by the Company's products, market acceptance of the Company's and its customers' products, the volume and timing of orders received, changes in the Company's product mix and customer base, the timing and extent of research and development expenditures, the availability and cost of semiconductor wafers from outside foundries, product obsolescence, price erosion, competitive factors, litigation expenses, cyclical semiconductor industry conditions and general economic conditions. The Company's net revenue and cost of revenues vary depending upon the mix of products sold. Any unfavorable change in manufacturing yields or product mix, delays in new product introductions, underutilization of manufacturing capacity, increased price competition or other factors could have a material adverse effect on the Company's operating results and financial condition. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. There can be no assurance that the average selling prices of the Company's current or future products will not be subject to significant pricing pressures. In addition, the Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of significant noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.


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

         The Company's cash and cash equivalents balance increased from $3,974,000 as of September 30, 1996 to $4,136,000 as of March 31, 1997,
primarily from cash provided by operating activities, partially offset by capital expenditures and payments of capital lease obligations.

         Operating Activities

         Cash flows provided by operating activities were $575,000 for the six months ended March 31, 1997 compared to cash flows used for operating activities of $1,594,000 for the six months ended March 31, 1996. This reflects higher net income and the collection of accounts receivable, offset in part by the decrease in accounts payable.

         Investing Activities

         Cash flows provided by investing activities of $2,911,000 during the first six months of fiscal 1996 includes $3,000,000 from the maturity of short term investments of restricted cash, the proceeds of which were used to pay off the Company's short term borrowings. Net capital expenditures were $89,000 during the six month period ended March 31, 1996 and $25,000 for the same period ended March 31, 1997.

         Financing Activities

         Cash flows used for financing activities were $388,000 in the six month period ended March 31, 1997 compared to $2,912,000 in the six month period ended March 31, 1996. During the six month period ended March 31, 1996, the Company paid off short term borrowings of $3,000,000 with restricted cash. Net proceeds from the issuance of stock pursuant to the exercise of warrants and stock options and the Company's employee periodic stock purchase plan was $395,000 for the first six months of fiscal 1996 compared to $82,000 during the first six months of fiscal 1997. Principal payments against capital lease obligations were $307,000 for the six months ended March 31, 1996 compared to $470,000 for the six months ended March 31, 1997.

         In November 1993, the Company entered into a two-year line of credit agreement, subject to renewal, with the CIT Group ("CIT"). Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal 1994 it used cash resources to reduce its effective short-term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit (restricted cash). Effective November 22, 1995, the Company renewed the credit facility with CIT for a two year term. Under the renewed credit agreement, the minimum borrowing requirement was reduced to $1,500,000 and was only applicable in the event the Company had a loan balance outstanding with CIT. Thus the Company liquidated its restricted cash and repaid the note payable to bank in the first quarter of fiscal 1996. The credit agreement with CIT was terminated by the Company in August 1996.

         In August 1996, the Company entered into a one-year revolving line of credit agreement with Silicon Valley Bank. Under the terms of the bank revolving line of credit, the Company could borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.75%. The revolving line of credit is secured by a security interest in the Company's assets, including intellectual property and expires August 18, 1997. The loan agreement requires the Company to maintain a profit each fiscal year and to maintain certain financial ratios. The loan agreement also requires the Company to maintain a level of tangible net worth which, in effect, limits the ability of the Company to make payments of cash dividends. There were no borrowings outstanding under this revolving line of credit as of March 31, 1997.

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

On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company arising out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purports to state causes of action for breach of contract and promissory estoppel. The Complaint alleges that as a result of purported breaches of the nitrogen supply contract, the Company is obligated to pay plaintiff approximately $1,300,000 plus cost of suit, not including attorney's fees. The Company intends to contest all of Praxair's claims vigorously. Based on the Company's review to date, management believes that the claims asserted by Praxair are without merit. However, there can be no assurance that Praxair will not obtain a favorable result in the lawsuit which could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 20, 1997 an Annual Meeting of Stockholders was held. The following Directors were elected at this meeting:

                  Alan V. Gregory
                  Charles C. Harwood
                  Phillip J. Salsbury

         Other matters voted Upon:

                                                                        Votes
                                             ----------------------------------------------------------
                                               Affirmative             Negative             Abstain
                                             -----------------     ----------------     ---------------
       Ratify the appointment of Price
       Waterhouse LLP as independent
       accountants of the Company for the       25,597,273              88,373                92,102
       fiscal year ending September 28,
       1997



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




                                       SEEQ TECHNOLOGY INCORPORATED
                                       (Registrant)



Dated:    May  7, 1997                 By:

                                       _/s/ Phillip J. Salsbury
                                       ------------------------------------
                                       Phillip J. Salsbury
                                       President and Chief Executive Officer



Dated:    May  7, 1997                 By:

                                       _/s/ Gary R. Fish
                                       ------------------------------------
                                       Gary R. Fish
                                       Vice President, Finance, Chief Financial
                                       Officer and Secretary

                                  EXHIBIT INDEX

     Exhibit
       No.                    Description
     -------                  -----------
       27                Financial Data Schedule