Form 10-Q
period 1997-06-30
SEEQ TECHNOLOGY INC
filed 1997-08-07
CIK 702756

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1997


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from _____ to_____

                         Commission file number: 0-11778

                              --------------------


                          SEEQ TECHNOLOGY INCORPORATED
             (Exact name of registrant as specified in its charter)

                 Delaware                                        94-2711298
       State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

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

                                                          Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $0.01 par value                       30,322,715
       (Class of common stock)             (Shares outstanding at June 30, 1997)

--------------------------------------------------------------------------------

This report on Form 10-Q, including all exhibits, contains 14 pages.

                          SEEQ TECHNOLOGY INCORPORATED

                                    FORM 10-Q

                                Table of Contents



                                                                                                  PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements..........................................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...   8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................   12

Item 2.  Changes in Securities...................................................................   12

Item 3.  Defaults upon Senior Securities.........................................................   12

Item 4.  Submission of Matters to a Vote of Security Holders.....................................   12

Item 5.  Other Information.......................................................................   12

Item 6.  Exhibits and Reports on Form 8-K........................................................   12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                      Three months ended             Nine months ended
                                                    -----------------------       -----------------------
                                                    Jun. 30,       Jun. 30,       Jun. 30,       Jun. 30,
                                                      1997           1996           1997           1996
                                                    --------       --------       --------       --------
Revenues                                            $  7,611       $  8,644       $ 22,266       $ 20,832
Cost of revenues                                       4,591          5,893         14,210         14,254
                                                    --------       --------       --------       --------

Gross profit                                           3,020          2,751          8,056          6,578
                                                    --------       --------       --------       --------

Operating expense
         Research and development                        899            890          2,581          2,594
         Marketing, general and administrative         1,277          1,210          3,973          3,252
                                                    --------       --------       --------       --------
Total operating expenses                               2,176          2,100          6,554          5,846
                                                    --------       --------       --------       --------

Income from operations                                   844            651          1,502            732
Interest expense                                         (96)           (49)          (266)          (168)
Interest and other income, net                            87             67            268            308
                                                    --------       --------       --------       --------

Income before income taxes                               835            669          1,504            872
Provision for income taxes                                24             19             45             25
                                                    --------       --------       --------       --------

Net income                                          $    811       $    650       $  1,459       $    847
                                                    ========       ========       ========       ========


Net income per share:                               $   0.03       $   0.02       $   0.05       $   0.03

Shares used in per share calculation:                 31,284         32,082         31,628         32,067



See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                             June 30,   September 30,
                                                               1997         1996
                                                           -----------  ------------
ASSETS
Current assets:
Cash and cash equivalents                                     $ 4,651     $ 3,974
Accounts receivable, less allowances                            6,254       8,235
Inventories                                                     4,603       5,352
Other current assets                                              259         368
                                                              -------     -------
         Total current assets                                  15,767      17,929

Property and equipment, net                                     4,492       4,258
Other assets                                                    4,255       4,248
                                                              =======     =======
         Total assets                                         $24,514     $26,435
                                                              =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                              $ 2,418     $ 6,271
Accrued salaries, wages and employee benefits                     557         586
Other accrued liabilities                                       1,169       1,024
Current portion of long-term obligations                        1,080         895
                                                              -------     -------
         Total current liabilities                              5,224       8,776

Long-term obligations                                           3,505       3,466

Stockholders' equity                                           15,785      14,193

                                                              =======     =======
         Total liabilities and stockholders' equity           $24,514     $26,435
                                                              =======     =======



See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Nine months ended
                                                                     ---------------------
                                                                     Jun. 30,      Jun. 30,
                                                                      1997           1996
                                                                     -------       -------
OPERATING ACTIVITIES:
Net income/(loss)                                                    $ 1,459       $   847
Adjustments to reconcile net income:
         Depreciation and amortization                                 1,262           789
         Changes in assets and liabilities:
                  Accounts receivable                                  1,981        (2,026)
                  Inventories                                            749          (804)
                  Prepaid expenses and other assets                     (279)         (879)
                  Accounts payable                                    (3,853)        2,020
                  Accrued liabilities and long term obligations           17          (412)
                                                                     -------       -------
Net cash provided by (used for) operating activities                   1,336          (465)
                                                                     -------       -------

INVESTING ACTIVITIES:
Capital expenditures                                                     (50)         (169)
Short-term investments in restricted account                              --         3,000
                                                                     -------       -------
Net cash provided by (used for) investing activities                     (50)        2,831
                                                                     -------       -------

FINANCING ACTIVITIES:
Payments on short term borrowings                                         --        (3,000)
Payments of capital lease obligations                                   (742)         (453)
Proceeds from issuance of stock                                          133           544
                                                                     -------       -------
Net cash used for financing activities                                  (609)       (2,909)
                                                                     -------       -------

Net increase (decrease) in cash and cash equivalents                     677          (543)
Cash and cash equivalents at beginning of period                       3,974         3,682
                                                                     =======       =======
Cash and cash equivalents at end of period                           $ 4,651       $ 3,139
                                                                     =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                             $   266       $   190

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Capital lease obligations for the acquisition
    of equipment                                                     $ 1,065       $ 2,124



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

         The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the results expected for the year ending September 30, 1997.

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


NOTE 2. INVENTORIES

         Inventories were comprised of the following:

                                                                          Jun. 30,      Sep. 30,
                                                                            1997          1996
                                                                         ---------      -------
                                                                              (in thousands)
Raw materials                                                            $    11       $    22
Work in process                                                              935         3,147
Finished goods                                                             3,657         2,183
                                                                         =======       =======
                                                                         $ 4,603       $ 5,352
                                                                         =======       =======


NOTE 3. NON-RECURRING PRODUCTION TRANSFER COSTS

         Non-recurring costs such as tooling and engineering costs resulting from transferring production of current products to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Non-recurring costs associated with the development of new products are expensed as research and development costs when incurred. During the nine month periods ended June 30, 1997 and June 30, 1996 the Company capitalized $250,000 and $713,000 of non-recurring production transfer costs, respectively. Amortization of these costs for the nine month periods ended June 30, 1997 and June 30, 1996 was $381,000 and $137,000, respectively.

NOTE 4. NET INCOME PER SHARE

         Net income per share for the three and nine month periods ended June 30, 1997 and June 30, 1996 were determined using the treasury stock method. Net income per common and common equivalent share is computed using the weighted average number of shares outstanding during the respective periods, including dilutive stock options and warrants.

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

                                          Three months ended              Nine months ended
                                      ----------------------------    ---------------------------
                                         Jun. 30,        Jun. 30,       Jun. 30,        Jun. 30,
         Earnings Per Share:              1997             1996           1997           1996
                                      ------------     -----------    -----------    ------------
         Basic                             $0.03           $0.02          $0.05           $0.03
         Diluted                           $0.03           $0.02          $0.05           $0.03

NOTE 5. LITIGATION

         On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company in the United States District Court of Northern California alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. The Company intends to vigorously contest all of Level One's claims. Based on the Company's review to date, management believes that the Company has meritous defenses to the claims asserted by Level One and that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations, although there can be no assurance as to such matters. Patent litigation is often highly complex, can extend for a protracted period of time, can involve substantial expense to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increase the cost of such litigation. There can be no assurance that such costs and diversion of resources will not have a material adverse effect on the Company's business, financial condition and results of operations.

         On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company arising out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purports to state causes of action for breach of contract and promissory estoppel. Praxair alleges that as a result of purported breaches of the nitrogen supply contract, the Company owes Praxair approximately $1,300,000 plus cost of suit, not including attorney's fees. The Company intends to contest all of Praxair's claims vigorously. Based on the Company's review to date, management believes that the claims asserted by Praxair are without merit. However, there can be no assurance that Praxair will not obtain a favorable result in the lawsuit which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Interim Condensed Financial Statements and Notes thereto and the SEEQ Technology Incorporated Annual Report and annual report on Form 10-K for the fiscal year ended September 30, 1996.

         This report contains forward looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those discussed in any such forward looking statements. Factors that might cause such a difference include, but are not limited to those discussed under the captions "Legal Proceedings" and "Factors Affecting Operating Results" contained herein and under the caption "Business Risks" in the Company's fiscal 1996 annual report on form 10K.


RESULTS OF OPERATIONS

         Revenues

         Net revenues were $7,611,000 in the third quarter of fiscal 1997, a decrease of $1,033,000 or 12% from net revenues of $8,644,000 for the third quarter of fiscal 1996. Net revenues were $22,266,000 in the nine month period ended June 30, 1997 compared to $20,832,000 for the nine month period ended June 30, 1996, an increase of $1,434,000 or 7%. In the third quarter of fiscal 1997, products servicing the Fast Ethernet market accounted for approximately 66% of revenues compared to 39% of revenues for the third quarter of fiscal 1996. Two customers, Cabletron and Bay Networks accounted for approximately 35% and 25% of revenues in the quarter ended June 30, 1997, respectively. Bay Networks, Serial Systems and Solectron accounted for approximately 50%, 18% and 12% of revenues for the three months ended June 30, 1996, respectively. During the first nine months of fiscal 1997, the Company obtained adequate levels of product from its foundries and experienced an increase in demand for its Fast Ethernet products. During the first nine months of fiscal 1996, production volumes were not sufficient to meet demand due primarily to issues relating to the transfer of products to new foundries. Revenues from Fast Ethernet products were approximately 53% and 26% of total revenues for the nine month periods ended June 30, 1997 and 1996, respectively. For the nine month period ended June 30, 1997, Bay Networks and Cabletron accounted for approximately 24% and 15% of revenues, respectively. For the nine month period ended June 30, 1996, Bay Networks and Serial Systems accounted for approximately 34% and 16% of revenues, respectively. No other customer accounted for more than 10% of revenues for the three and nine month periods ended June 30, 1997 and June 30, 1996.

         Gross Product Margins

         The Company includes in cost of revenues all costs associated with subcontractor manufacturing, electrical testing, subcontractor assembly and final test of its integrated circuits and subsystems, warehousing, shipping, product returns and reserves for inventory obsolescence. Allowances for product returns are netted against revenues. Gross profit for the third quarter of fiscal 1997 was $3,020,000 or 40% of net revenues, an increase of $269,000 over the third quarter of fiscal 1996's gross profit of $2,751,000 or 32% of net revenues. For the nine month period ended June 30, 1997, the gross profit margin was $8,056,000 or 36% of net revenues, compared to $6,578,000 or 32% of net revenues for the comparable period of fiscal 1996. The increase in gross profit margins is primarily attributable to changes in product mix, a decline in low margin 10Mbps transceiver revenues, a shift to higher margin products and lower production costs, all of which were partially offset by the underutilization of manufacturing capacity. Gross margins in future periods will be affected primarily by revenue levels and changes in product mix, average selling prices, factory utilization, wafer yields, the introduction of new products and changes in manufacturing costs.

         Research and Development

         Research and development expenditures increased $9,000 from $890,000 in the third quarter of fiscal 1996 to $899,000 in the third quarter of fiscal 1997, primarily due to an increase in payroll costs and partially offset by a decrease in outside consulting services for new product development. For the nine month periods ended June 30, 1996 and 1997, research and development expenses decreased $13,000 from $2,594,000 to $2,581,000, respectively. As a percentage of net revenues, research and development expenditures increased from 10% in the third quarter of fiscal 1996 to 12% in the third quarter of fiscal 1997 and decreased as a percentage of net revenues from 13% to 12% for the nine month periods ended June 30, 1996 and 1997, respectively, primarily due to change in revenue levels. The Company expects that the level of research and development spending will increase in absolute dollars in the next several quarters as a result of increased development efforts on new LAN products, but may vary as a percentage of net revenues.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses increased from $1,210,000, or 14% of revenues in the third quarter of fiscal 1996 to $1,277,000, or 17% or revenues in the third quarter of fiscal 1997. For the nine month periods ended June 30, 1996 and 1997, marketing, general and administrative expenses increased from $3,252,000, or 16% of revenues, to $3,973,000, or 18% or revenues, respectively. The dollar increases are primarily attributable to higher commissions for outside sales representatives due to the growth in net revenues and increased expenses associated with legal proceedings. The Company anticipates that the level of marketing, general and administrative expenses will vary in future periods based on expected revenue growth.

         Interest and other, net

         Interest expense increased from $49,000 in the fiscal quarter of fiscal 1996 to $96,000 in the third quarter of fiscal 1997 and from $168,000 for the nine months ending June 30, 1996 to $266,000 for the nine months ending June 30, 1997, due primarily to increased capital lease obligations. Interest and other income, net increased from $67,000 in the third quarter of fiscal 1996 to $87,000 in the second quarter of fiscal 1997 and decreased from $308,000 for the nine months ended June 30, 1996 to $268,000 for the nine months ended June 30, 1997. The fluctuations in interest income are directly affected by average cash balances.

         Income Taxes

         The Company's provision for income taxes is due primarily to expected alternative minimum state and federal income taxes.

FACTORS AFFECTING OPERATING RESULTS

         The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on a number of factors, many of which are outside the control of the Company. These factors include fluctuations in manufacturing yields, the timing of introduction of new products by the Company and its competitors, changes in the markets addressed by the Company's products, market acceptance of the Company's and its customers' products, the volume and timing of orders received, changes in the Company's product mix and customer base, the timing and extent of research and development expenditures, the availability and cost of semiconductor wafers from outside foundries, product obsolescence, price erosion, competitive factors, litigation expenses, cyclical semiconductor industry conditions and general economic conditions. The Company's net revenue and cost of revenues may vary depending upon the mix of products sold. Any unfavorable change in manufacturing yields or product mix, delays in new product introductions, underutilization of manufacturing capacity, increased price competition or other factors could have a material adverse effect on the Company's operating results and financial condition. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. There can be no assurance that the average selling prices of the Company's current or future products will not be subject to significant pricing pressures. In addition, the Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of significant noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.


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

         The Company's cash and cash equivalents balance increased from $3,974,000 as of September 30, 1996 to $4,651,000 as of June 30, 1997, primarily from cash provided by operating activities, and partially offset by capital expenditures and payments of capital lease obligations.

         Operating Activities

         Cash flows provided by operating activities were $1,336,000 for the nine months ended June 30, 1997 compared to cash flows used for operating activities of $465,000 for the nine months ended June 30, 1996. The increase is a result of higher net income and depreciation, the collection of accounts receivable and partially offset by a decrease in accounts payable.

         Investing Activities

         Cash flows provided by investing activities were $2,831,000 during the first nine months of fiscal 1996, including $3,000,000 from the maturity of short term investments of restricted cash, the proceeds of which were used to pay off the Company's short term borrowings. Net capital expenditures decreased to $50,000 during the nine month period ended June 30, 1997 from $169,000 for the nine month period ended June, 1996.

         Financing Activities

         Cash flows used for financing activities were $609,000 in the nine month period ended June 30, 1997 compared to $2,909,000 in the nine month period ended June 30, 1996. During the nine month period ended June 30, 1996, the Company paid off short term borrowings of $3,000,000 with restricted cash. Net proceeds from the issuance of stock pursuant to the exercise of warrants, stock options and the Company's employee periodic stock purchase plan were $544,000 for the first nine months of fiscal 1996 compared to $133,000 for the first nine months of fiscal 1997. Principal payments against capital lease obligations were $453,000 for the nine months ended June 30, 1996 compared to $742,000 for the nine months ended June 30, 1997.

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

         In August 1996, the Company entered into a one-year revolving line of credit agreement with Silicon Valley Bank. This credit agreement was renewed by the Company in July 1997. Under the terms of the revolving line of credit, the Company can borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.25%. The revolving line of credit is secured by a security interest in the Company's assets, including intellectual property and expires August 5, 1998. The loan agreement requires the Company to remain profitable each fiscal quarter and to maintain certain quarterly financial ratios. The loan agreement also requires the Company to maintain a level of tangible net worth which, in effect, limits the ability of the Company to make payments of cash dividends. There were no borrowings outstanding under this revolving line of credit as of June 30, 1997.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company in the United States District Court of Northern California alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. The Company intends to vigorously contest all of Level One's claims. Based on the Company's review to date, management believes that the Company has meritous defenses to the claims asserted by Level One and that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations, although there can be no assurance as to such matters. Patent litigation is often highly complex, can extend for a protracted period of time, can involve substantial expense to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increase the cost of such litigation. There can be no assurance that such costs and diversion of resources will not have a material adverse effect on the Company's business, financial condition and results of operations.

         On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company arising out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purports to state causes of action for breach of contract and promissory estoppel. Praxair alleges that as a result of purported breaches of the nitrogen supply contract, the Company owes Praxair approximately $1,300,000 plus cost of suit, not including attorney's fees. The Company intends to contest all of Praxair's claims vigorously. Based on the Company's review to date, management believes that the claims asserted by Praxair are without merit. However, there can be no assurance that Praxair will not obtain a favorable result in the lawsuit which could have a material adverse effect on the Company's business, financial condition and results of operations.


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




                                           SEEQ TECHNOLOGY INCORPORATED
                                           (Registrant)



Dated:    August 7, 1997                   By:

                                            /s/ Phillip J. Salsbury
                                           ------------------------------------

                                           Phillip J. Salsbury
                                           President and Chief Executive Officer



Dated:    August 7, 1997                   By:

                                            /s/ Gary R. Fish
                                           ------------------------------------

                                           Gary R. Fish
                                           Vice President, Finance, Chief
                                           Financial Officer and Secretary

                              INDEX TO EXHIBITS


Exhibit No.             Description
--------------          -----------

27.1                    Financial Data Schedule