Form 10-K405
period 1997-09-30
SEEQ TECHNOLOGY INC
filed 1997-12-23
CIK 702756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on December 1,1997 as reported by NASDAQ, was approximately $102,948,000.

The number of outstanding shares of the registrant's Common Stock on December 1, 1997 was 30,503,000.


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

ITEM 1.  BUSINESS.

   SEEQ Technology Incorporated (herein "SEEQ" or the "Company") is a leading supplier of Ethernet data communication products for networking applications. Ethernet is the dominant local area network ("LAN") technology today and was originally developed by Xerox and Digital Equipment Corporation in the late 1970s. As an Ethernet pioneer, SEEQ introduced the industry's first Ethernet chip set in 1982. SEEQ combines its strengths in digital and analog circuit design with its communication systems expertise to produce mixed-signal data communication solutions that provide increased functionality and greater reliability that result in lower total system cost. In 1983, the Company successfully developed the industry's first integrated Ethernet data communication controller. In 1994, SEEQ introduced the industry's first Fast Ethernet (100 megabits per second "Mbps") four-port controller. In 1997, the Company introduced the industry's first Gigabit Ethernet (1000 megabits per second "Mbps") controller for backbone connectivity.

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

   SEEQ's complete product line includes Ethernet data communication controllers, AutoDUPLEXTM Ethernet chip sets for automatic full duplex switched Ethernet applications, encoders/decoders, coaxial cable CMOS transceivers and unshielded twisted pair cable CMOS transceivers, and networking modules. In order to meet customers' needs for higher-speed LAN solutions, the Company offers products which support both Fast Ethernet and Gigabit Ethernet, which are 100Mbps and 1000 Mbps versions, respectively, of traditional 10Base-T Ethernet (10Mbps) products.

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

   The PC LAN network consists of the following three major hardware elements allowing data communication through a network operating system: network interface cards ("NICs"), physical media transfer communication hardware and file servers. The NIC is the hardware which allows a PC or workstation to link via the physical media of transmission to the other network users and peripherals. The physical media transfer communication hardware are the connectors used to connect the NICs to the network and the type of wire the transmission media used through the LAN. The choices of wiring include thick and thin Ethernet cable, shielded and unshielded twisted pair (telephone cable), and fiber optic cabling. The use of twisted-pair copper telephone lines is expected to remain the primary means for local connectivity to the information superhighway. Currently, unshielded twisted-pair copper wire is the most cost-effective means of transmitting information at the data rates typically required for local connectivity.

   Demand for LAN products has grown rapidly in recent years, as a result of the growth in corporate networks, the introduction of client/server computing, the expansion of the Internet, and the development of new applications, including video conferencing, image processing and multimedia. As networks grow in size and these new applications require faster data rates, business networks will require more throughput capacity than is provided by current implementations such as 10Mbps Ethernet or 16 Mbps Token Ring. Fast Ethernet (100Mbps), Gigabit Ethernet (1000Mbps) and ATM technologies are expected to satisfy the requirement for greater bandwidth capacity on most local area networks.

BUSINESS STRATEGY

   SEEQ's objective is to be a leading provider of digital and mixed-signal silicon products for data communication applications. Key elements of the Company's business strategy include the following:

   DELIVER A BROAD RANGE OF PRODUCT OFFERINGS TO ETHERNET SYSTEMS MANUFACTURERS

   The primary focus of SEEQ's business strategy is to provide "connectivity solutions" to leading systems manufacturers in rapidly growing High Speed Ethernet data communications markets. The Company strives to maintain close contact with its customers and prospective customers to identify opportunities to design products to meet customer specific functional requirements and to bring added value to the end product. The Company also strives to continuously expand its data communication product offerings in order to increase the capability and operational and cost efficiencies for most LAN applications.

   EXPAND "FAST" ETHERNET PRODUCT OFFERINGS AND CUSTOMER BASE

   The Company is committed to the introduction of new data communication products into existing and new high-speed LAN market segments (such as Fast Ethernet and Gigabit Ethernet), which enable system OEM's to improve performance, address new applications and further integrate higher levels of system functionality. The Company's existing line of Fast Ethernet products enable SEEQ to provide a full range of LAN data communication solutions to its customers. SEEQ has been successful in expanding its customer base by developing business relationships with both established and emerging systems manufacturers. As the data communications market, and specifically LAN equipment suppliers, adopt new, more complex protocol standards, and demand a higher level of functional integration, SEEQ has designed its new product offerings to satisfy most LAN connectivity requirements.

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

   MAINTAIN COST-EFFECTIVE SILICON FOUNDRY RELATIONSHIPS

   SEEQ obtains the necessary supply of finished wafers to meet its manufacturing needs through selective foundry arrangements with major semiconductor manufacturers. These relationships are intended to provide SEEQ with the required wafer fabrication capacity, and to provide the Company with access to next generation silicon process technology. Due to the changing demand for world-wide foundry capacity, it is the Company's objective to maintain two suppliers for each of its "high-volume" products. Presently, SEEQ has foundry arrangements with four semiconductor manufacturers; AMI Semiconductor, Ricoh, Samsung Semiconductor and TSMC.

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

   TARGET EMERGING MARKETS FOR HIGH SPEED  ETHERNET APPLICATIONS

   Fast Ethernet has emerged over the last several years as a "user friendly" solution to expanding network throughput capacity. In Fiscal 1997, Fast Ethernet related product sales accounted for approximately 55% of SEEQ's total revenues. Even as the market for Fast Ethernet solutions begins to reach its stride, network providers are developing products supporting even higher data rates. SEEQ has worked closely with these early market entrants and the Gigabit Ethernet Alliance to develop a standard Gigabit Ethernet Media Access Controller for high-performance networking systems such as switches, routers and servers. This device was introduced in 1997. It is expected that in fiscal 1998, the Fast Ethernet and Gigabit Ethernet markets could comprise over 50% of the total available market for the Company's data communication products.

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

   The Company's Ethernet data link controllers are used in local area network systems that can interconnect a wide variety of computers and peripheral devices. They are generally used in Ethernet-compatible systems, and replace a substantial number of discrete components previously contained on a printed circuit board. The Company also produces a set of Ethernet encoder/decoder circuits, Ethernet physical layer devices (PHYs), and Ethernet transceiver circuits.

The Company's data communications products serve to reduce the cost of Ethernet connections for local area network manufacturers.

   The Company is also a leader in the application of automatic full duplex technology to Ethernet LANs. SEEQ's AutoDuplex feature uses specially coded link pulses to determine if the channel has duplex capabilities. The SEEQ patented technique allows any node in a 10Base-T network to determine if it has a full duplex channel for its use and to automatically modify its behavior when establishing independent transmit and receive communication channels. This technique effectively doubles the communications channel bandwidth available to the node. In a 10Base-T network with full duplex nodes connected to a switching hub or multiport bridge, the effective network bandwidth is doubled to 20 Mbps. SEEQ has extended this technique to Fast Ethernet to effectively increase the network bandwidth to 200 Mbps.

   In order to meet customers' needs for higher-speed LAN solutions, the Company has developed a line of products for a high speed LAN technology called Fast Ethernet. During 1994, the Company introduced its first Fast Ethernet product, the 100Mbps four port Fast Ethernet controller. In 1996, SEEQ introduced a 100Mbps physical layer device (PHY), designed to the IEEE T4 standard for use on legacy Category 3 wiring. In 1997, the Company introduced a second PHY, designed to support the IEEE TX standard which operates on the more modern Category 5 wiring.

MARKETING AND SALES

   The Company sells its products to OEMs and distributors representing a wide range of markets, including computer networking systems, facsimile equipment, engineering workstations, modems, process controllers, and commercial data processing systems. The Company's ten largest customers accounted for approximately 68%, 79%, and 74% of net revenues for fiscal years 1995, 1996 and 1997, respectively. Apple Computer and Serial Systems (an agent for Hewlett Packard and Compaq) accounted for approximately 17% and 16% of revenues in fiscal 1995, respectively. Bay Networks and Serial Systems accounted for approximately 42% and 10% of revenues in fiscal 1996, respectively. Bay Networks and Cabletron accounted for approximately 25% and 17% of revenues in fiscal 1997, respectively.

   The Company coordinates all domestic sales through its Burlington, Massachusetts, Blue Bell, Pennsylvania, and Westlake, California regional sales offices in addition to its Fremont, California headquarters. The Company's four OEM sales managers work closely with manufacturers' representatives and distributors to secure design-ins and production orders.

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

   International sales were approximately, $8.6 million, $8.0 million, and $9.8 million, representing approximately 38%, 25%, and 28% of product sales, for fiscal years 1995, 1996 and 1997, respectively. Internationally, the Company sells its products through a network of approximately 22 manufacturer's representatives (seven stock inventories of the Company's product), together with international sales management in Fremont, California. Sales to foreign customers are shipped from the Company's headquarters F.O.B. and are billed and paid in United States dollars. Although sales may be made subject to tariffs in certain countries or with regard to certain products, at present the Company's average selling prices for foreign sales are not significantly different from those for domestic sales. Foreign sales are subject to certain control restrictions imposed by the United States and foreign governments, but the Company has not encountered any such limitations that have materially affected its foreign sales.

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

   The Company is concentrating on the application of its proprietary technologies for the development of mixed signal integrated circuits for the data communications market. Present research and development efforts are focused on the development of Ethernet controllers and media signaling integrated circuits for the 100Mbps Fast Ethernet market and the Gigabit Ethernet market.

The Company has entered into a development agreement with a third party relating to a PCI version of its Gigabit Media Access Controller. Under this agreement, the third party will provide system and software design, while SEEQ will perform circuit design and will have responsibility for manufacturing. The new device will allow SEEQ to enter the Gigabit Network Interface Card (NIC) market, the low-cost Gigabit switch market, and embedded Gigabit applications.

   The Company's research and development expenditures were approximately $3,069,000, $3,303,000, and $3,446,000 for the fiscal years 1995, 1996 and 1997 respectively. As of September 30, 1997, 16 employees were engaged in research and development activities.

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

   Presently, SEEQ has a business relationship with four foundries. As SEEQ does not have its own wafer fabrication capability, it must compete for foundry capacity with other, larger semiconductor suppliers. SEEQ works closely with its foundry partners to obtain a steady and predictable supply of integrated circuits. While the Company believes it can obtain fabrication capacity with its current foundry resources to meet current and future expected demand, the Company could experience a shortfall in product availability if any of its foundry partners are unable to meet planned capacity requirements or production schedules. Further, the Company has no agreements with any of its foundries which would ensure future wafer supply. Additionally, no one foundry partner is capable of supplying sufficient capacity to meet total current or future expected demand.

   A substantial number of the Company's products are manufactured and assembled by independent foundries and suppliers located in foreign countries. While the costs associated with these services are billed and paid in U.S. dollars, changes in foreign currencies against the U.S. dollar could impact future product costs.

   Test operations are performed during each phase of the manufacturing process. For its mixed signal products, SEEQ uses sophisticated testing equipment to test the die on each silicon wafer prior to shipment for assembly. After assembly, each unit (i.e. packaged die) undergoes final electrical testing at the Company. SEEQ's Ethernet controller products are manufactured, including final testing, by two of its foundries.

   Although the manufacturing process is highly controlled, equipment malfunctions, process complexities, minute impurities, or defects in the masks may cause a substantial percentage of the silicon wafers to be rejected or individual chips to be non-functional. There can be no assurance that the Company or any of its foundry suppliers will not experience yield problems in the future.

COMPETITION

   The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened domestic and international competition in many markets. The Company competes with major domestic and international semiconductor companies, most of which have substantially greater financial, technical, manufacturing and marketing resources than the Company, as well as other substantial resources with which to more effectively pursue engineering, manufacturing, marketing and distribution of their products. In addition, many of the Company's competitors maintain their own wafer fabrication and manufacturing facilities, which the Company considers to be a competitive advantage. Accordingly, the Company believes that it is at a substantial competitive disadvantage in comparison to larger companies with wafer fabrication and manufacturing facilities, broader product lines, greater technical, financial and other resources and a higher level of customer service and support. New entrants may also increase their participation in the semiconductor market. The ability of the Company to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on factors both within and outside of its control, including, among others, success in designing and subcontracting the manufacture of new products that implement new technologies, adequate sources of raw materials, protection of the Company's products by effective utilization of intellectual property laws, product quality, reliability, price, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of competitors' products and general economic conditions. Because the Company does not currently manufacture its own semiconductor wafers, the Company is vulnerable to process technology advances utilized by competitors to manufacture higher performance or lower cost products. There is no assurance that the Company will be able to compete successfully in the future.

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

   The Company has been issued four United States patents for various data-communications technologies. These patents expire at various dates from 2011 to 2014. However, there can be no assurance that these patents will provide SEEQ with any meaningful protection. The Company also has certain federally registered trademarks. The Company is pursuing a systematic strategy of submitting patent applications whenever justified by a combination of business and technical considerations. Presently, the Company has on file with the U.S. Patent Office, ten applications, most of which relate to Fast Ethernet design technologies. In addition, the Company avails itself of mask work protection for its designs.

   The Company, from time to time, enters into technology and second source agreements. The Company has not granted any rights relative to its process or design technology which are or will be exclusive.

EMPLOYEES

   As of September 30, 1997, the Company had 68 employees, including 10 in marketing and sales, 16 in research, development and engineering related functions, 34 in manufacturing and 8 in management, administration and finance. The Company's success depends on a number of key employees, the loss of one or more of whom could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. The Company has never had a work stoppage, slow-down or strike. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.


ITEM 2.  DESCRIPTION OF PROPERTIES.

   The Company's executive offices and manufacturing and principal research and design facilities currently occupy a 54,000 square foot building located in Fremont, California. The building is leased by the Company under a lease scheduled to expire in 2005 with one five-year renewal option. The Company also leases additional offices for its regional sales managers in Westlake, California, Blue Bell, Pennsylvania, and Burlington, Massachusetts.


ITEM 3.  LEGAL PROCEEDINGS.

   Pursuant to the Asset Purchase Agreement dated February 7, 1994, (the "Asset Purchase Agreement") by and between SEEQ and Atmel Corporation ("Atmel"), Atmel purchased the assets of SEEQ related to its electrically erasable programmable read only memory ("EEPROM") products (the "EEPROM Asset Sale"). A substantial portion of the consideration received by the Company in connection with the EEPROM Asset Sale was placed in escrow subject to certain claims of indemnity by Atmel under the Asset Purchase Agreement. As of September 30, 1997, $2,527,000 was on deposit in escrow (including interest of $698,000 earned thereon to such date). Such amount is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale under the terms of the Asset Purchase Agreement. Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("HMC"), one of SEEQ's former foundries and joint development partners, that SEEQ previously granted HMC certain license rights to the EEPROM technology pursuant to an alleged license agreement, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or, if Atmel makes a claim prior to such date under such escrow, then until such claim is resolved. The Company will be entitled to receive such funds if it is determined that the alleged license agreement is invalid, or, if no such determination is made, to the extent that any claims made by Atmel that Atmel has suffered damages as a result of the alleged license agreement are unsuccessful, or if Atmel does not make a claim to such funds by February 1999, or as otherwise agreed by the Company and Atmel. On March 30, 1994, the Company filed a lawsuit against HMC in which, among other things, the Company sought a declaration by the court that the alleged license agreement is invalid. On August 16, 1995, the Company and HMC entered into a Settlement Agreement, Release and Tolling Agreement. Under the terms of such Agreement, the Company agreed, among other things, that the claims asserted against HMC in respect of the alleged license agreement would be tolled for such time and on such terms as provided therein. As a result, the Company is not currently pursuing such claims. The Company is entitled to pursue such claims in the future, however, subject to the terms of the Settlement Agreement, Release and Tolling Agreement. In the event that the Company does not cause the alleged license agreement to be invalidated, Atmel may assert a claim against the Company under the Asset Purchase Agreement, including a claim for damages, if suffered by Atmel as a result of HMC's use of any of such technology, and, in the event any such claim by Atmel is determined to be valid, Atmel may recover any such damages from the escrow described above. The Company believes that, in the event of any claim by Atmel, the amount of damages that may be payable by the Company upon a resolution thereof will not have a material adverse effect on the Company's cash flow, financial position or results of operations. However, there can be no assurance as to such matters. Under the terms of the settlement, the Company agreed to pay HMC an aggregate of $500,000 due in three consecutive monthly installments beginning in August 1995. The Company further agreed to issue to HMC 100,000 shares of SEEQ's common stock and reactivate and modify the 1990 Foundry and Co-Development Agreement.

   On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company, in the United States District Court of Northern California ("the Court"), alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. The Company intends to vigorously contest all of Level One's claims. Based on the Company's review to date, management believes that the claims asserted by Level One are without merit and that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations, although there can be no assurance as to such matters. Patent litigation is often highly complex, can extend for a protracted period of time, can involve substantial cost to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increase the cost of such litigation. There can be no assurance that such costs and diversion of resources would not have a material adverse effect on the Company's business, financial condition and results of operations.

   As of December 5, 1997, SEEQ had filed, briefed and argued motions to declare all asserted claims of the Level One patents in the suit as invalid in view of certain prior art. The Company anticipates a ruling in the near future. In addition, on June 16, 1997, SEEQ filed a motion to amend its counterclaim to add SEEQ's U.S. Patent 5,504,738, entitled,

                DEFENDANT SEEQ TECHNOLOGY'S NOTICE OF MOTION AND MOTION FOR LEAVE TO SUPPLEMENT ITS ANSWER AND COUNTERCLAIM AND MEMORANDUM OF POINTS AND AUTHORITIES IN SUPPORT THEREOF

   SEEQ asserts that level One's LXT 970 product infringes the '738 patent in the manner in which incorporates an auto negotiate feature. The motion was fully briefed, argued and submitted as of December 5, 1997. The Company expects a ruling in the near future. If the motion is denied, SEEQ will nonetheless file suit in an independent action.

   On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company, entitled Praxair, Inc., a Delaware Corporation v. SEEQ, Inc., a California Corporation and SEEQ Technology, Inc., a Delaware Corporation (Superior Court of the State of California, County of Santa Clara, Case No. CV758882). The suit arose out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purported to state causes of action for breach of contract and promissory estoppel. The Complaint alleged that as a result of purported breaches of the nitrogen supply contract, the Company was obligated to pay plaintiff approximately $1,300,000 plus cost of suit, not including attorney's fees. On September 9, 1997, SEEQ and Praxair agreed to settle the lawsuit. Under the terms of settlement, SEEQ paid Praxair $300,000. In exchange, SEEQ received a full general release of known and unknown claims and an agreement that the lawsuit would be dismissed with prejudice. The case was dismissed with prejudice on September 11, 1997.

   In addition, SEEQ is involved in certain other routine litigation in the ordinary course of its business. SEEQ believes that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.

                                     PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's stock is listed on the NASDAQ National Market under the symbol "SEEQ". The tables below present the high and low market prices for fiscal years 1997 and 1996. The Company has never paid dividends on common shares and has no present plans to do so. The financial covenants of the Company's bank line of credit also restrict the amount the Company could pay in dividends. The bank line of credit requires the Company to maintain a tangible net worth of $14,000,000.

                           Fiscal 1997                Fiscal 1996
                           -----------                -----------
   Quarter            High          Low          High             Low
   -------            ----          ---          ----             ---
   First              $ 3.938       $ 2.500     $ 5.188          $ 3.500
   Second             $ 3.188       $ 1.750     $ 4.563          $ 2.625
   Third              $ 2.563       $ 1.406     $ 4.375          $ 2.750
   Fourth             $ 3.969       $ 1.875     $ 4.000          $ 2.500

   The approximate number of stockholders at September 30, 1997 was 14,000.

ITEM 6. SELECTED FINANCIAL DATA.

                                                  FISCAL YEAR ENDED SEPTEMBER 30, (1)
                                     -------------------------------------------------------------
                                         1993         1994        1995        1996          1997
                                         ----         ----        ----        ----          ----
                                                 (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                              $  32,980     $ 21,480     $22,512     $31,338       $31,423
                                     -------------------------------------------------------------
Costs and expenses:
  Cost of revenues                       21,796       15,632      14,758      20,680        19,498
  Research and development                3,289        3,278       3,069       3,303         3,446
  Marketing, general and
    administrative                        7,827        6,939       3,827       4,579         5,397
  Restructuring and other, net            3,236(1,2)   4,932(3)     (399)(4)      --            --
                                     -------------------------------------------------------------
     Total costs and expenses            36,148       30,781      21,255      28,562        28,341
                                     -------------------------------------------------------------
Income (loss) from operations            (3,168)      (9,301)      1,257       2,776         3,082
Interest (expense)                       (1,056)        (456)       (431)       (240)         (357)
Interest and other income, net              100          187         518         403           382
Settlement costs                                                                              (300)(5)
Gain on sale of stock                        --        1,693(6)       --          --            --
                                     -------------------------------------------------------------
Income (loss) before income taxes        (4,124)      (7,877)      1,344       2,939         2,807
Income tax provision                         --           --         (14)        (88)        1,880
                                     =============================================================
Net income (loss)                      $ (4,124)     $(7,877)     $1,330      $2,851       $ 4,687
                                     =============================================================

Net income (loss) per share:           $  (0.25)     $ (0.32)    $  0.04      $ 0.09       $  0.15

Shares used in per share
calculation:                             16,741       24,273      30,894      32,148        32,180
---------------------------------------------------------------------------------------------------

                                                             SEPTEMBER 30,
                                     --------------------------------------------------------------
                                           1993         1994         1995         1996        1997
                                           ----         ----         ----         ----        ----
                                                            (in thousands)
BALANCE SHEET DATA:
Working capital                         $ 5,088      $   908      $ 6,382      $ 9,153      $15,165
Total assets                             17,871       17,307       18,934       26,435       27,040
Long-term obligations                     1,926        2,564        1,524        3,466        3,308
Stockholders' equity                      6,544        4,056       10,768       14,193       19,218

(1) The Selected Financial Data for fiscal year ended September 30, 1993 does not give effect to the sale of assets in the EEPROM Asset Sale on February 7, 1994, which constituted a significant portion of the Company's operations during that fiscal year. See the discussions under Notes 3 and 4 of Notes to the Consolidated Financial Statements.

(2) The Company recorded $3,236,000 in charges against operations in fiscal 1993 reflecting an adjustment to its prior estimates in connection with closing its wafer fabrication facility and costs associated with the resignation of the Company's previous president and chief executive officer.

(3) The Company recorded $4,932,000 in charges against operations in fiscal 1994 representing a loss and other restructuring costs associated with the EEPROM Asset Sale and the discontinuation of the Company's end-user Ethernet adapter board products. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

(4) The Company recorded $399,000 as a benefit against operations in fiscal 1995 representing a change in the estimates of its restructuring reserves. See Note 4 of Notes to Consolidated Financial Statements.

(5) The Company recorded a charge of $300,000 for the settlement of litigation relating to a contract dispute with a former supplier. See
        Note 11 of Notes to Consolidated Financial Statements.

(6) The Company recorded a gain on the sale of stock in the amount of $1,693,000. See Note 3 of Notes to Consolidated Financial Statements.

   The following table sets forth consolidated statements of operations data for each of the eight quarters beginning October 1, 1995 and ending September 30, 1997. This information has been derived from unaudited consolidated quarterly financial statements of the Company, which include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.


                                                                         THREE MONTHS ENDED
                                    --------------------------------------------------------------------------------------------
                                     Dec 31,    Mar. 31     Jun. 30     Sep. 30      Dec 31     Mar. 31     Jun. 30     Sep. 30
                                      1995        1996        1996        1996        1996        1997        1997        1997
                                      ----        ----        ----        ----        ----        ----        ----        ----
                                                             (in thousands, except per share data)
Revenues                            $  4,801    $  7,387    $  8,644    $ 10,506    $  6,624    $  8,031    $  7,611    $  9,157
                                    --------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of revenues                     3,487       4,874       5,893       6,426       4,560       5,059       4,591       5,288
  Research and development               786         918         890         709         780         902         899         865
  Marketing, general and
    administrative                       921       1,121       1,210       1,327       1,252       1,444       1,277       1,424

                                    --------------------------------------------------------------------------------------------
     Total costs and expenses          5,194       6,913       7,993       8,462       6,592       7,405       6,767       7,577
                                    --------------------------------------------------------------------------------------------
Income (loss) from operations           (393)        474         651       2,044          32         626         844       1,580

Interest (expense)                       (83)        (36)        (49)        (72)        (83)        (87)        (96)        (91)
Interest and other income, net           183          58          67          95          86          95          87         114
Settlement costs                          --          --          --          --          --          --          --        (300)
                                    --------------------------------------------------------------------------------------------
Income (loss) before income taxes       (293)        496         669       2,067          35         634         835       1,303
Provision for income taxes                --          (6)        (19)        (63)         (1)        (20)        (24)      1,925
                                    ============================================================================================
Net income (loss)                   $   (293)   $    490    $    650    $  2,004    $     34    $    614    $    811    $  3,228
                                    ============================================================================================

Net income (loss) per share:        $  (0.01)   $   0.02    $   0.02    $   0.06    $   0.00    $   0.02    $   0.03    $   0.10

Shares used in per share
  calculation:                        29,873      31,929      32,082      32,241      31,885      31,571      31,284      31,951


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the caption "Risk Factors" and elsewhere in this Form 10-K.

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

        During the second quarter of fiscal 1994, the Company sold its assets related to its EEPROM products (the "EEPROM Asset Sale") to Atmel Corporation ("Atmel"). Under the terms of the Asset Purchase Agreement dated February 7, 1994 between SEEQ and Atmel, Atmel acquired all rights in SEEQ's assets related to EEPROM products, including intellectual property, equipment, inventory and a portion of the accounts receivable. The purchase price for such assets consisted of 135,593 shares of Atmel's Common Stock and $481,632 in cash. In addition, Atmel assumed certain liabilities under equipment leases for equipment used in producing EEPROM products. Since this sale, the Company has focused its business on data communication products.

   During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel Common Stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale was deposited in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, which contained $600,000, was subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. On January 30, 1995, the Company entered into an agreement with Atmel to settle Atmel's claim. Under the terms of the agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. The second escrow account, which initially contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, the fourth quarter of fiscal 1996, and the fourth quarter of fiscal 1997, $300,000 and $1,000,000, and $1,200,000, respectively, was distributed to SEEQ from the escrow account, leaving $1,829,000 on deposit therein as of September 30, 1997 (excluding interest earned to date of $698,000). Atmel has notified SEEQ that, based on certain claims asserted by HMC, one of SEEQ's foundries and joint development partners, that SEEQ previously granted HMC certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although, Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

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

The following table summarizes the activity under this restructuring plan for the years ended September 30, 1997 (in thousands):

                                         Utilization                 Utilization
                           Reserve at      Charge       Reserve at      Charge      Reserve at
                           September       During       September       During       September
                            30, 1995     Fiscal 1996     30, 1996    Fiscal 1997     30, 1997
EEPROM Asset Sale
  Restructuring
  Excess facilities          $(801)         $119          $(682)          $122         $(560)
  Other costs                 (195)          195            --              --            --
------------------------------------------------------------------------------------------------
  Totals                     $(996)         $314          $(682)          $122         $(560)
------------------------------------------------------------------------------------------------

FACILITY LEASE, INVENTORY AND OTHER EQUIPMENT COSTS

    During the second quarter of fiscal 1995, the Company entered into a final settlement of a lawsuit previously filed against the Company for rent and damages under a lease of certain premises previously occupied by the Company which the Company vacated in July 1992. In connection with the action and the proposed settlement thereof, the Company had previously recorded certain reserves covering, among other things, the proposed issuance of shares of its common stock. The market price of the Company's common stock increased during the second quarter of fiscal 1995, and, as a result, the Company recorded additional reserves of $122,000 to reflect the higher market price of the common stock at the time of the final settlement of the lawsuit. During fiscal 1995, the Company also sold equipment that had been fully reserved and settled certain associated lease obligations, resulting in a $133,000 reduction in the restructuring reserves. Upon settlement of this lawsuit, the balance of the restructuring reserves had been fully utilized.

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

Excess facilities. During fiscal 1994, the Company decided to sublease its headquarters' office and manufacturing facilities for the approximately eight years remaining on the term of the lease. The Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under a sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations were located at a higher rental rate than previously estimated, and as a result in 1995, recorded an $818,000 reduction to its restructuring reserves. The Company also recorded $915,000 of facility lease payments, broker fees and relocation costs in connection with the sublease. During fiscal 1996 and fiscal 1997, the Company recorded $119,000 and $122,000, respectively, of facility lease payments in excess of the sublease amount.

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

ANNUAL RESULTS OF OPERATIONS

   FISCAL 1997 COMPARED TO FISCAL 1996

   The Company's revenues in fiscal 1997 were $31,423,000 an increase of 0.3% from $31,338,000 in fiscal 1996. Revenues from 1996 to 1997 were relatively unchanged. Bay Networks accounted for 25% of the Company's total revenues in fiscal 1997 compared to 42% of total revenues in fiscal 1996. Revenues from Cabletron, a new customer, accounted for 17% of revenues in 1997. Unit sales volumes decreased 35% and average selling prices increased 54% in fiscal 1997 as compared to fiscal 1996. These changes are due to the fact that the Company's product mix continued to shift from standard Ethernet to Fast Ethernet products. Fast Ethernet products accounted for 55% of the Company's revenues in fiscal 1997 compared to 31% in fiscal 1996.

      Gross margins were 37.9% in fiscal 1997, compared to 34.0% in fiscal 1996. This improvement in gross margins is mainly attributable to the changing product mix toward Fast Ethernet products. Gross margins in future periods will be affected primarily by sales levels and product mix, average selling prices, wafer yields, and the introduction of new products and improvements in manufacturing costs.

   Research and development expenditures increased from $3,303,000 in fiscal 1996 to $3,446,000 in fiscal 1997, primarily due to higher payroll costs. As a percentage of sales, research and development expenditures increased from 10.5% in fiscal 1996 to 11.0% in fiscal 1997. The Company expects that the level of research and development spending will increase in absolute dollars in future periods as a result of increased development efforts on new LAN products and manufacturing cost reduction programs on existing programs, but may vary as a percentage of revenues.

   Marketing, general and administrative expenses increased from $4,579,000 in fiscal 1996 to $5,397,000 in fiscal 1997, and increased as a percentage of sales from 14.6% to 17.2%, respectively. The dollar increase was attributable primarily to higher sales commissions, and legal expenses relating to litigation issues. The Company anticipates that the level of marketing, general and administrative expenses will vary in future periods based on expected sales growth.

   Interest expense has resulted primarily from borrowings under the Company's equipment leases. Interest expense increased from $240,000 in fiscal 1996 to $357,000 in fiscal 1997 due to an increase in financing costs for new capital equipment and software.

   Interest income decreased from $403,000 in fiscal 1996 to $382,000 in fiscal 1997 due to a decline in interest rates.

   The Company incurred a settlement expense of $300,000 in 1997 related to a contract dispute with a former supplier.

   The net income tax benefit in 1997 was $1,880,000 as compared to a provision of $88,000 in fiscal 1996. The change was primarily due to the recognition of a portion of the Company's deferred tax assets. The amount recognized was $1,950,000. This was partially offset by alternative minimum state and federal income taxes of $70,000. For further explanation of the Company's deferred tax assets, see Note 9 to the financial statements.

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

   Gross margins were 34.0% in fiscal 1996 compared to 34.4% in fiscal 1995. While the Company realized higher margins on its Fast Ethernet products, overall margins were impacted by price erosion on several of its older, standard Ethernet products. During the first quarter of fiscal 1996, gross margin percentages were impacted on certain products for which the Company experienced shortfalls in wafer production and higher costs relating to start-up production for several new product offerings. Research and development expenditures increased from $3,069,000 in fiscal 1995 to $3,303,000 in fiscal 1996. As a percentage of sales, research and development expenditures decreased from 13.6% in fiscal 1995 to 10.5% in fiscal 1996 primarily as a result of increased revenues.

   Marketing, general and administrative expenses increased from $3,827,000 in fiscal 1995 to $4,579,000 in fiscal 1996, and decreased as a percentage of sales from 17.0% to 14.6% for the same periods, respectively. The dollar increase was attributable primarily to higher sales commissions related to growth in annual revenues.

   Interest expense has resulted primarily from borrowings under the Company's equipment leases. Interest expense decreased from $431,000 in fiscal 1995 to $240,000 in fiscal 1996 due to a reduction in bank borrowings which were required under the Company's previous credit facility.

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

   Management believes that existing sources of liquidity, anticipated cash flow from operations and borrowings under the Company's credit facility, will be adequate to satisfy its projected working capital expenditures through the end of fiscal 1998. However, there can be no assurance that the Company will have adequate resources to satisfy such requirements. It may become necessary for the Company to raise additional funds from debt and/or equity financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all.

   The Company's cash and cash equivalents balance increased from $3,974,000 as of September 30, 1996 to $6,937,000 as of September 30, 1997.

Operating Activities

   Cash flows provided by operating activities were $2,592,000 in fiscal 1997 compared to cash used of $267,000 for fiscal 1996. The change in operating activities cash flow from 1996 to 1997 was due primarily to the net profit in fiscal 1997 of $4,687,000, depreciation of $1,808,000, reduction in accounts receivable of $951,000, reduction of inventories of $2,176,000, partially offset by a decrease in accounts payable of $4,689,000, and the benefit from deferred taxes of $1,950,000.

Investing Activities

   Cash flows provided by investing activities in fiscal 1997 were $1,069,000 compared to $3,676,000 in fiscal 1996. The release of funds held in escrow was $1,200,000 and $1,000,000 in fiscal 1997 and 1996, respectively. Capital acquisitions, primarily for test equipment, engineering tools, and a new enterprise computing system, in fiscal 1997 were

$1,451,000 of which $1,224,000 was leased and $227,000 was paid for in cash. The Company anticipates capital expenditures in fiscal 1998 primarily for test equipment, engineering tools and software of approximately $5,000,000 of which it is expected that approximately $4,000,000 will be financed through equipment leases.

Financing Activities

   Cash flows used for financing activities in fiscal 1997 were $698,000. During fiscal 1997, the Company made payments on capital lease obligations of $1,036,000, partially offset by $338,000 in proceeds from the issuance of its common stock, primarily from stock option exercises.,

   In November 1993, the Company entered into a two-year line of credit agreement, subject to renewal, with the CIT Group ("CIT"). Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal 1994 it used cash resources to reduce its effective short-term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit (restricted cash). Effective November 22, 1995, the Company renewed the credit facility with CIT for a two year term. Under the renewed credit agreement, the minimum borrowing requirement was reduced to $1,500,000 and was only applicable in the event the Company had a loan balance outstanding with CIT. Thus the Company liquidated its restricted cash and repaid the note payable to bank in November 1995. The credit agreement with CIT was terminated by the Company in August 1996. The agreement was replaced at that time by a one-year revolving line of credit agreement with Silicon Valley Bank.

   In August 1997, the Company renewed its one-year revolving line of credit agreement with Silicon Valley Bank. Under the terms of the bank revolving line of credit, the Company could borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.25%. The revolving line of credit is secured by a security interest in the Company's assets, including intellectual property and expires August 18, 1998. The loan agreement requires the Company to maintain a profit each fiscal year and to maintain certain financial ratios. The loan agreement also requires the Company to maintain a level of tangible net worth which, in effect, limits the ability of the Company to make payments of cash dividends. There were no borrowings outstanding under this revolving line of credit as of September 30, 1997.

   Historically, the Company has financed a significant amount of its capital expenditures through capital leases. For fiscal years 1997, 1996, and 1995, capital lease obligations incurred were $1,224,000, $3,367,000, and $94,000, respectively. Payments of principal and interest, for capital leases in place at the end of fiscal 1997, will be $1,377,000, $1,235,000 and $820,000 for fiscal years 1998, 1999 and 2000, respectively.

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

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. Other risks are presented elsewhere in this report.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

   The Company incurred substantial operating losses during each of the five fiscal years ended September 30, 1994. During the fiscal years ended September 30, 1990, 1991, 1992, 1993 and 1994, the Company incurred operating losses of $26.1 million, $3.2 million, $11.3 million, $4.1 million and $7.9 million, respectively. The Company achieved a profit of approximately $1.3 million for the fiscal year ended September 30, 1995, approximately $2.9 million for the fiscal year ended September 30, 1996, and approximately $4.7 million for the fiscal year ended September 30, 1997. The Company had an accumulated deficit of approximately $104.8 million at September 30, 1997. There can be no assurance that the Company will be able to sustain profitability or revenue growth in the future. The Company's ability to maintain profitability in the future will depend, among other things, on its ability to successfully manufacture and sell its products, to develop new products and to control its costs and expenses. Failure by the Company to maintain revenue growth or profitability would impair the Company's ability to sustain its operations.

CUSTOMER CONCENTRATION

   During certain periods, a relatively small number of the Company's customers have accounted for a significant portion of the Company's revenues. Sales to Bay Networks and Serial Systems accounted for approximately 42% and 10% of the Company's revenues in fiscal 1996, respectively. Sales to Bay Networks and Cabletron accounted for approximately 25% and 17% of the Company's revenues in fiscal 1997, respectively. The reduction, delay or cancellation of orders from one or more of the Company's significant customers for any reason, including a reduction in the demand for data communications products that include the Company's products, could have a material adverse effect on the Company's results of operations and financial condition. The Company's sales to its customers are made under purchase orders and not pursuant to any long-term agreements. In addition, the Company's products are often sole-sourced to its customers, and the Company's operating results and financial condition could be materially and adversely affected if one or more of the Company's major customers were to develop other sources of supply. Furthermore, in view of the short product life cycles, in the market for data communications products, the Company's operating results would be materially and adversely affected if one or more of the Company's significant customers were to purchase integrated circuits manufactured by one of the Company's competitors for inclusion in new generations of products developed by its customers. The Company is also dependent upon sales representatives and distributors for the sales of its products to systems manufacturers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current customers could have a material adverse effect on the Company's business, operating results and financial condition.

FACTORS AFFECTING OPERATING RESULTS

   The Company believes that its future annual and quarterly operating results will be subject to quarterly variations based upon a wide variety of factors that could have a material adverse effect on the Company's revenues and profitability, many of which are outside the control of the Company. These factors include fluctuations in manufacturing yields, the timing of introduction of new products by the Company and its competitors, changes in the markets addressed by the Company's products, market acceptance of the Company's and its customers' products, the volume and timing of orders received, changes in the Company's product mix and customer base, the timing and extent of research and development expenditures, the availability and cost of semiconductor wafers from outside foundries, product obsolescence, price erosion, competitive factors, cyclical semiconductor industry conditions and general economic conditions. The Company's net revenue and cost of sales vary depending upon the mix of products sold. Any unfavorable changes in manufacturing yields or product mix, delays in new product introductions, under-utilization of manufacturing capacity, increased price competition or other factors could have a material adverse effect on the

Company's operating results and financial condition. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. There can be no assurance that the average selling prices of the Company's current or future products will not be subject to significant pricing pressures in the future. In addition, the Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial non-cancelable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON FOUNDRY MANUFACTURING

   The manufacture of semiconductor wafers for the Company's products is a highly complex process that requires a high degree of technical skill, state-of-the-art equipment and effective cooperation between the wafer foundry and the Company's engineering staff to produce acceptable yields. Worldwide manufacturing capacity for these products is limited. Therefore, significant interruptions in supply from any of the Company's independent foundries could adversely affect the Company and its results of operations. Other unanticipated changes in the Company's wafer supply or assembly arrangements could reduce product availability, increase cost, impair quality and reliability or decrease yield. Many of the factors that could result in such changes are beyond the Company's control. To a considerable extent, the Company's ability to succeed in the future will depend on its ability to maintain access to advanced wafer fabrication technologies. Since the Company does not own or operate its own wafer fabrication or process development facility, the Company depends upon independent companies to provide access to such technologies. In light of this dependency, and the intensely competitive nature of the semiconductor industry, there is no assurance that either technology advantages or timely product introduction can be maintained in the future. In connection with its arrangements with foreign independent wafer suppliers, it is necessary for the Company to provide such suppliers with proprietary information regarding its process and product technologies. Although the Company has entered into confidentiality and nondisclosure agreements with its foreign suppliers, there can be no assurance that the Company will be able to protect its rights under its patents, copyrights, mask-work rights or such confidentiality and nondisclosure agreements in foreign countries.

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

THE SEMICONDUCTOR INDUSTRY

   The semiconductor industry is subject to rapid technological change, price erosion, occasional shortages of materials, variations in manufacturing efficiencies, significant expenditures for capital equipment and product development, and cyclical market patterns. In recent years, the industry has experienced intermittent significant economic downturns characterized by diminished product demand, accelerated erosion of selling prices and production over-capacity. Similar fluctuations may occur in the future, and there can be no assurance that the Company will not be materially and adversely affected is the future by such fluctuations or by cyclical conditions in the semiconductor industry or slower growth in any of the markets for the Company's products.

DEPENDENCE ON DATA COMMUNICATION MARKET

   The Company anticipates that substantially all of the Company's revenues for the foreseeable future will be attributable to sales of data communication products. The market for data communications products is characterized by intense competition, relatively short product life cycles and rapid technological change. In addition, the market for data communications products has undergone a period of extremely rapid growth and has experienced consolidation among the competitors in the marketplace. The Company's results of operations and financial condition would be materially adversely affected in the event of any future slowdown or adverse events in the market for data communications products.

LITIGATION

   On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company, in the United States District Court of Northern California, alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. The Company intends to vigorously contest all of Level One's claims. In addition, the Company believes that Level One products infringe on a recently issued SEEQ patent. The Company has filed a counterclaim motion with the Court requesting that this alleged Level One infringement be added to the existing patent suit. Based on the Company's limited review to date, management believes that the claims asserted by Level One are without merit and that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations, although there can be no assurance as to such matters. Patent litigation is often highly complex, can extend for a protracted period of time, can involve substantial cost to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increased the cost of such litigation. There can be no assurance that such costs and diversion of resources would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

VOLATILITY OF STOCK PRICE

   The Company's Common Stock has experienced substantial price volatility and such volatility may occur in the future, particularly as a result of quarter to quarter variations in the actual or anticipated financial results of, or announcements by, the Company, its competitors, its customers, and other companies in the semiconductor industry. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price of many technology companies in particular and which have often been unrelated to the operating performance of these companies. Broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Financial Statements

Financial Statements

                                                                           Page
   Report of Independent Accountants                                         25

   Consolidated Balance Sheets at September 30, 1997 and 1996                26

   Consolidated Statements of Operations for the Years Ended
   September 30, 1997, 1996 and 1995                                          27

   Consolidated Statements of Stockholders' Equity for the Years
   Ended September 30, 1997, 1996 and 1995                                    28

   Consolidated Statements of Cash Flows for the Years Ended
   September 30, 1997, 1996 and 1995                                          29

   Notes to Consolidated Financial Statements                              30-40

   Financial Statement Schedule:

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

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF SEEQ TECHNOLOGY INCORPORATED

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SEEQ Technology Incorporated and its subsidiary at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICE WATERHOUSE LLP

San Jose, California
October 24, 1997

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      SEPTEMBER 30,      SEPTEMBER 30,
(Thousands, except share amounts)                                              1997               1996
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                  $  6,937           $  3,974
Accounts receivable, less allowances for sales
    returns and doubtful accounts of $245 and $240                            7,284              8,235
Inventories                                                                   3,176              5,352
Deferred tax asset                                                            1,950                 --
Other current assets                                                            332                368
-------------------------------------------------------------------------------------------------------
Total current assets                                                         19,679             17,929
-------------------------------------------------------------------------------------------------------
Property and equipment:
Machinery and equipment                                                       8,265              8,923
Furniture and fixtures                                                        3,931              2,680
Leasehold improvements                                                          403                401
-------------------------------------------------------------------------------------------------------
                                                                             12,599             12,004
Accumulated depreciation and amortization                                    (8,215)            (7,746)
-------------------------------------------------------------------------------------------------------
                                                                              4,384              4,258

Other assets                                                                  2,977              4,248
-------------------------------------------------------------------------------------------------------
                                                                           $ 27,040            $26,435
=======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                           $  1,582           $  6,271
Accrued salaries, wages and employee benefits                                   698                586
Other accrued liabilities                                                       997                754
Deferred income on sales to distributors                                        146                270
Current portion of capitalized lease obligations                              1,091                895
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                     4,514              8,776
-------------------------------------------------------------------------------------------------------
Long-term liabilities                                                         3,308              3,466
-------------------------------------------------------------------------------------------------------
Commitments and contingencies (see Notes 3, 8 and 11.)
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000
    shares authorized, no shares outstanding                                     --                 --
Common stock, $0.01 par value; 40,000,000 shares
    authorized, 30,427,700 and 30,245,113 shares outstanding                    304                302
Additional paid-in capital                                                  123,760            123,424
Accumulated deficit                                                        (104,846)          (109,533)
-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   19,218             14,193
-------------------------------------------------------------------------------------------------------
                                                                           $ 27,040           $ 26,435
=======================================================================================================

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)                             Year Ended September 30,
--------------------------------------------------------------------------------------------------
                                                           1997              1996             1995
                                                           ----              ----             ----
Revenues                                                $31,423           $31,338          $22,512
                                             -----------------------------------------------------
Costs and expenses:
Cost of revenues                                         19,498            20,680           14,758
Research and development                                  3,446             3,303            3,069
Marketing, general and administrative                     5,397             4,579            3,827
Restructuring and other, net                                 --                --             (399)
--------------------------------------------------------------------------------------------------
                                                         28,341            28,562           21,255
--------------------------------------------------------------------------------------------------
Income from operations                                    3,082             2,776            1,257
Interest expense                                           (357)             (240)            (431)
Interest and other income, net                              382               403              518
Settlement costs                                           (300)               --               --
--------------------------------------------------------------------------------------------------
Income before provision for income taxes                  2,807             2,939            1,344
Income tax  provision                                     1,880               (88)             (14)
--------------------------------------------------------------------------------------------------
Net income                                               $4,687            $2,851           $1,330
==================================================================================================
Net income per share:
Primary                                                   $0.15             $0.09            $0.05
Fully diluted                                              0.15              0.09             0.04

Shares used in per share calculations:
Primary                                                  31,707            32,032           29,205
Fully diluted                                            32,180            32,148           30,894
==================================================================================================

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

Years ended September 30, 1997, 1996 and 1995

                                 Common Stock      Additional
                               -----------------    Paid-in   Accumulated
(In Thousands)                 Shares     Amount    Capital      Deficit       Total
                               ------     ------    -------      -------       -----
Balance at September 30, 1994  25,800      $258     $117,512    $(113,714)     $4,056
Issuance to employees under
employee stock plans              601         6          733           --         739
Common stock issued in
settlement of litigation          475         5          891           --         896
Exercise of warrants            2,894        29        3,718           --       3,747
Net income                         --        --           --        1,330       1,330
-------------------------------------------------------------------------------------
Balance at September 30, 1995  29,770       298      122,854     (112,384)     10,768
Issuance to employees under
employee stock plans              339         3          475           --         478
Exercise of warrants              136         1           95           --          96
Net income                         --        --           --        2,851       2,851
-------------------------------------------------------------------------------------
Balance at September 30, 1996  30,245       302      123,424     (109,533)     14,193
Issuance to employees under
employee stock plans              183         2          336           --         338
Net income                                                          4,687       4,687
-------------------------------------------------------------------------------------
Balance at September 30, 1997  30,428     $ 304    $ 123,760   $ (104,846)   $ 19,218
======================================================================================

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 Year Ended September 30,
                                                         ---------------------------------------
(Increase/(decrease) in cash and cash
equivalents, in thousands)                                      1997          1996         1995
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $4,687        $2,851       $1,330
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation and amortization                                    1,808         1,173          717
Restructuring and other                                             --            --         (399)
(Gain) on disposal of equipment                                    (62)          (10)         (19)
Deferred tax asset                                              (1,950)           --           --
Changes in assets and liabilities:
Accounts receivable                                                951        (4,335)        (646)
Inventories                                                      2,176        (3,122)         (92)
Other current assets                                                36          (156)         738
Other assets                                                      (446)       (1,068)        (297)
Accounts payable                                                (4,689)        4,333       (1,247)
Accrued salaries, wages and employee benefits                      112           119         (319)
Other accrued liabilities and deferred income on sales             119            74       (1,421)
to distributors
Long term obligations                                             (150)         (126)        (499)
------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities              2,592          (267)      (2,154)
------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (227)         (334)        (851)
Proceeds on disposal of equipment                                   96            10           46
Release of funds held in escrow                                  1,200         1,000          300
Short-term investments in restricted account                        --         3,000           --
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities              1,069         3,676         (505)
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term borrowings                                   --        (3,000)          --
Payments of capital lease obligations                           (1,036)         (691)        (398)
Proceeds from issuance of stock                                    338           574        4,486
-------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities               (698)       (3,117)       4,088
-------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                        2,963           292        1,429
Cash and cash equivalents at beginning of period                 3,974         3,682        2,253
=================================================================================================
Cash and cash equivalents at end of period                      $6,937        $3,974       $3,682
=================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH PAID DURING THE YEAR:
Interest                                                          $345          $264         $464
Taxes                                                               53            21            7
Capitalized lease obligations incurred for the
acquisition of equipment                                        $1,224        $3,367          $94
Issuance of stock for settlement of litigation                  $   --        $   --         $896
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

SEEQ Technology Incorporated (the "Company" or "SEEQ"), incorporated in Delaware, was formed on January 13, 1981 to engage in the development, production and sale of state-of-the-art, high technology semiconductor devices.

For purposes of presentation, the Company has indicated its fiscal year as ending on September 30; whereas, in fact, the Company operates on a 52/53-week fiscal year ending on the last Sunday in September of each year. Fiscal 1995 and 1997 are 52-week years and fiscal 1996 is 53 weeks. Two customers accounted for approximately 25% and 17% of revenues in fiscal 1997, two customers accounted for approximately 42% and 10% of revenues in fiscal 1996, and two customers accounted for approximately 17% and 16% of the Company's revenues in fiscal 1995. Sales to foreign customers in fiscal years 1997, 1996, and 1995 represented 31%, 25%, and 38% , respectively, of revenues during such years. During fiscal years 1997, 1996, and 1995, approximately $3.1 million, $2.0 million, $2.3 million, respectively, represented sales to customers in Europe, and $6.1 million, $5.8 million, $6.2 million, respectively, represented sales to customers in the Asia/Pacific region. Sales to other foreign geographical regions during such years were not material.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of SEEQ Technology Incorporated and its wholly owned subsidiary. Upon consolidation, all significant inter-company accounts and transactions are eliminated. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. The Company considers all highly liquid investment instruments with a maturity of three months or less at the time of the purchase to be cash equivalents. The Company classifies its debt and equity securities, which are comprised of (i) investments in high grade commercial paper included in cash and cash equivalents and, (ii) the escrow account relating to the EEPROM technology sold to Atmel in the EEPROM Asset Sale, as available-for-sale; any significant unrealized holding gains or losses will be excluded from earnings and reported net of the income tax effect in a separate component of stockholders' equity.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Inventories consist of the following (in thousands):

                                            September 30,
                                       1997               1996
   -----------------------------------------------------------
   Raw materials                      $   --            $   22
   Work in process                       437             3,147
   Finished goods                      2,739             2,183
   ===========================================================
                                      $3,176            $5,352
   ===========================================================

PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of assets, generally five years. Depreciation of leasehold improvements is computed using the shorter of the remaining term of the leases or the estimated useful lives of the improvements. Depreciation for federal tax purposes is computed using accelerated methods.

NON-RECURRING PRODUCTION TRANSFER COSTS. Non-recurring costs such as tooling and engineering costs resulting from the transfer of current product to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Non-recurring costs which are associated with the development of new products are expensed as research and development costs when incurred. . During fiscal 1997, the Company capitalized $250,000 of non-recurring product transfer costs and amortized $517,000 of accumulated costs.

During fiscal 1996, the Company capitalized $835,000 of non-recurring product transfer costs of which $231,000 was amortized in the same period. Non-recurring product transfer costs in fiscal 1995 were not material.

SALES TO DISTRIBUTORS. The Company sells to certain domestic distributors under agreements allowing certain rights of return and price protection on unsold merchandise. Such sales are not recognized for financial reporting purposes until the merchandise is sold by the distributor, as reported by the distributor for its fiscal month end closest to that of the Company. Upon shipment of semiconductor devices by the Company, amounts billed to domestic distributors by the Company are included as accounts receivable; inventory is relieved; and the sale and estimated gross profit are deferred until all the conditions of sale are met. Semiconductor revenue from sales to international distributors are recognized at the time of shipment. The level of inventory maintained at international distributors that is subject to returns and allowances is not material.

CONCENTRATION OF CREDIT RISK. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash equivalents and accounts receivable. The Company invests primarily in money market accounts and high grade commercial paper.

The Company's accounts receivable are derived primarily from sales to customers located in the U.S., Europe and Asia/Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

At September 30, 1997, outstanding receivables from three customers accounted for 27%, 24%, and 10% of the Company's accounts receivable. At September 30, 1996, outstanding receivables from three customers accounted for 45%, 11%, and 11% of the Company's accounts receivable.

NET INCOME PER SHARE. Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the "treasury stock" method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

STOCK BASED COMPENSATION: The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board opinion No. 25 "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the fair market value of the underlying common stock as determined by the Board of Directors on the grant date. The Company provides additional pro-forma disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation. See Note 6.

RECENT ACCOUNTING ANNOUNCEMENTS. Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share (EPS)", was issued in February 1997. Under SFAS 128, the Company will be required to disclose basic EPS and diluted EPS, for all periods for which an income statement is presented, which will replace the disclosures currently being made for primary EPS and fully-diluted EPS. SFAS 128 requires adoption for fiscal periods ending after December 15, 1997. Pro forma disclosure of basic EPS and diluted EPS for the current reporting and comparable periods in the prior year are as follows:

                                    Fiscal Year Ended
                              Sep. 30,  Sep. 30,   Sep. 30,
                                1997      1996       1995
                                ----      ----       ----
Earnings per share
Basic                          $0.15     $0.09      $0.05
Diluted                        $0.15     $0.09      $0.04

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

During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel Common Stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale was deposited in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, which contained $600,000, was subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. On January 30, 1995, the Company entered into an agreement with Atmel to settle Atmel's claim. Under the terms of the agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. The second escrow account, which initially contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, the fourth quarter of fiscal 1996, and the fourth quarter of fiscal 1997, $300,000 $1,000,000, and 1,200,000 respectively, was distributed to SEEQ from the escrow account, leaving $1,829,000 on deposit therein as of September 30, 1997 (excluding interest earned to date of $698,000). Such amount is included in "Other assets" in the accompanying "Consolidated Balance Sheet." Atmel has notified SEEQ that, based on certain claims asserted by HMC, one of SEEQ's foundries and joint development partners, that SEEQ previously granted HMC certain license rights to the EEPROM technology. In 1994 Atmel believed that it may have been entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

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

NOTE 4. RESTRUCTURINGS.

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

The following table summarizes the restructuring activity in fiscal 1995, 1996 and 1997 (in thousands):

                                     Restructure   Utilization              Utilization               Utilization
                         Reserve       Benefit      (Benefit)     Reserve     (Benefit)    Reserve     (Benefit)    Reserve
                            at         (Charge)      Charge          at        Charge         at         Charge       at
                         Sept. 30,    Recorded in     During      Sept. 30,    During      Sept. 30,     During     Sept. 30,
                          1994        Fiscal 1995   Fiscal 1995     1995     Fiscal 1996     1996      Fical 1997     1997
-------------------------------------------------------------------------------------------------------------------------
Facility lease,
inventory and
other equipment
costs                     $  (616)      $    11       $   605         $--         $--         $--         $--       $  --
-------------------------------------------------------------------------------------------------------------------------
EEPROM Asset Sale
Restructuring
  Costs of assets
    transferred               (55)         (195)          250          --          --          --          --          --
  Excess facilities        (2,534)          818           915        (801)        119        (682)        122        (560)
  Discontinued
    inventories              (150)           51            99          --          --          --          --          --
  Other costs                (292)         (338)          435        (195)        195          --          --          --
-------------------------------------------------------------------------------------------------------------------------
                           (3,031)          336         1,699        (996)        314        (682)        122        (560)
-------------------------------------------------------------------------------------------------------------------------
End-user Ethernet
  adapter board
  products write-off
  Other costs                  --            52           (52)         --          --          --          --          --
-------------------------------------------------------------------------------------------------------------------------
                               --            52           (52)         --          --          --          --          --
=========================================================================================================================
Totals                    $(3,647)      $   399       $ 2,252       $(996)      $ 314       $(682)      $ 122       $(560)
=========================================================================================================================

EEPROM ASSET SALE RESTRUCTURING

In connection with the EEPROM Asset Sale, the Company incurred certain restructuring costs or realized certain benefits during fiscal 1995, 1996 and 1997 as follows:

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

PREFERRED STOCK. At September 30, 1997, 1,000,000 shares of preferred stock are authorized for issuance with no shares outstanding. Attributes of the preferred stock such as dividend rates, voting rights, and liquidation preferences, are subject to determination by the Company's Board of Directors upon issuance.

COMMON SHARES. The Company's amended articles of incorporation authorize the issuance of up to 40,000,000 common shares. The following table summarizes shares of common stock reserved for issuance as of September 30, 1997:

Issuable upon                         Number of Shares
------------------------------------------------------
Exercise of stock options,
  including shares available
  for option grants                          5,470,316
Periodic Purchase Plan                          68,143
------------------------------------------------------
                                             5,538,459
======================================================

STOCK PURCHASE RIGHTS. In April 1995, the Company implemented a plan to protect stockholder's rights in the event of a proposed takeover of the Company, which was amended in August 1997 to change the definition of an acquirer. Under the plan, each share of the Company's outstanding common stock carries one Preferred Share Purchase Right (Right). Each Right entitles the holder, under certain circumstances, to purchase one one-hundredth of a share of Preferred Stock of the Company or its acquirer at a discounted price. The Rights are redeemable by the Company and expire in 2005.

On April 21, 1995, the Company declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of its common stock. The Rights are designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company, to guard against partial tender offers, squeeze-outs, open market accumulations and other tactics that might be employed to gain control of the Company without paying all stockholders a control premium. The Rights will be exercisable if a person or group acquires 20% or more of the Company's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 20% or more of the Company's common stock.

Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $15.00 upon certain events. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earnings power, each Right will entitle its holder to purchase, at the Right's then-current price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. In addition, if a person or group acquires 20% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to purchase, at the Right's then-current exercise price, a number of the Company's common shares (or cash, other securities or property) having a market value of twice the Right's exercise price. At any time within ten days after a person or group has acquired beneficial ownership of 20% or more of the Company's common stock, the Rights are redeemable for one cent per Right at the option of the Board of Directors. The Rights are intended to enable all stockholders to realize the long-term value of their investment in the Company. The Rights will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover. The dividend distribution was made on May 2, 1995 payable to stockholders of record on that date. The Rights will expire on May 2, 2005.

NOTE 6.  EMPLOYEE STOCK PLANS

PERIODIC PURCHASE PLAN. All employees who have met the minimum service period are eligible to participate in the Company's Periodic Purchase Plan. Employees may purchase shares subject to the Plan at a price not less than 85% of the lesser of the fair market value at the beginning or end of the offering period. The term of each offering period is six months. During fiscal 1997, 1996, and 1995, 29,000, 30,000, and 15,000 shares were issued at weighted average purchase prices of $2.33, $2.36, and $0.90 per share, respectively. At September 30, 1997, 68,143 shares are available for issuance under the plan.

STOCK OPTION PLANS. During fiscal 1982, the Company adopted two stock option plans; an incentive plan for employees and a non-statutory plan for certain employees, directors, sales representatives, distributors and consultants. The plans were subsequently combined. Under the restated plan, as amended, a total of 7,760,000 shares of common stock have been reserved for issuance under the combined plan, including an increase of 1,400,000 shares of common stock, approved by the stockholders at the Annual Meeting held March 21, 1996. Options are granted for a period not in excess of ten years from the date of grant. Terms for exercising options are determined by the Board of Directors. Options outstanding at September 30, 1997 become exercisable in cumulative increments proportionately over a four-year period from the date of grant, except that if termination occurs within six months from commencement date, no options are exercisable. Options are granted to purchase shares at prices not less than the fair market value at the date of grant. The plan expires in 2002.

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

The following table summarizes stock option activity under the stock option plans (in thousands, except per share amounts):

                                                       Options Outstanding
                                                  -------------------------------
                                      Options                       Weighted
                                     Available                       Average
                                     For Grant          Options  Exercise Price
---------------------------------------------------------------------------------
Balance at September 30, 1994             1,998          3,121           $1.3608
Granted                                 (1,877)          1,877            1.4761
Exercised                                                (586)            1.2376
Canceled                                  1,043        (1,043)            1.5119
---------------------------------------------------------------------------------
Balance at September 30, 1995             1,164          3,369            1.4000
Additional shares authorized              1,400
Granted                                 (1,013)          1,013            3.3775
Exercised                                                (309)            1.3151
Canceled                                    109          (109)            2.2653
---------------------------------------------------------------------------------
Balance at September 30, 1996             1,660          3,964            1.8925
Granted                                 (1,171)          1,171            1.9485
Exercised                                                (154)            1.7595
Canceled                                    595          (594)            3.2481
================================================================================
Balance at September 30, 1997             1,084          4,387            1.7283
================================================================================
Options exercisable at
September 30, 1997                                       2,233           $1.6216
================================================================================

The following table summarizes options outstanding and exercisable by price range as of September 30, 1997.

                                 Options Outstanding                 Options Exercisable
                      ---------------------------------------------------------------------
                                                                                   Weighted
                                   Avg. Remaining      Weighted                    Average
                                  Contractual Life     Average                     Exercise
Exercise Price Range   Options        (Years)       Exercise Price   Options        Price
-------------------------------------------------------------------------------------------
 $1.0000 - $ 1.3440     558,424         6.24           $1.2087         501,103      $1.2043
 $1.3750 - $ 1.3750   2,079,630         6.79            1.3750       1,261,056       1.3750
 $1.4375 - $ 2.4063   1,187,552         8.84            1.8719         202,636       1.9292
 $2.4380 - $ 7.8750     561,129         8.48            3.2512         268,442       3.3268
-------------------------------------------------------------------------------------------
 $1.0000 - $ 7.8750   4,386,735         7.49           $1.7283       2,233,237      $1.6216
===========================================================================================

As described in Note 2 to the financial statements, the Company has adopted only the disclosure provisions as permitted by SFAS 123. As all options were granted at an exercise price equal to the market value of the Company's common stock at the date of grant, no compensation cost has been recognized in the Company's statements of operations.

For pro forma disclosure purposes only, the Company has calculated the estimated grant date fair value using the Black-Scholes Model. The Black-Scholes Model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise which greatly affect the grant date fair value.

The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards:

                                 Employee Stock Options      Employee Stock Purchase Plan
                                 ----------------------      ----------------------------
                                  1997            1996            1997           1996
                                  ----            ----            ----           ----
Expected dividend yield           0.0%            0.0%            0.0%           0.0%
Risk-free interest rate           6.4%            5.9%            5.3%           5.4%
Expected volatility                68%            63%            95.7%           54.2%
Expected life (in years)            4              4              0.5             0.5

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during fiscal 1997 and 1996 was $1.05 and $1.72 per option, respectively.

PRO FORMA NET INCOME AND NET INCOME PER SHARE. Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and stock purchase plan, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended September 30, 1997 and 1996 (in thousands, except per-share amounts):

                                                            1997         1996
                                                            ----         ----
Net income - pro-forma                                 $   4,192   $   2,162

Net income per share - pro-forma                       $     0.13  $     0.07

NOTE 7.  SHORT-TERM NOTE PAYABLE

In November 1993, the Company entered into a two-year line of credit agreement, subject to renewal, with the CIT Group ("CIT"). Although the Company was not required to make use of the bank line of credit, during the second quarter of fiscal 1994 it used cash resources to reduce its effective short-term credit borrowings interest rate by borrowing the minimum required borrowings of $3,000,000 under a secured bank line of credit with CIT, and investing the proceeds in a short-term certificate of deposit (restricted cash). Effective November 22, 1995, the Company renewed the credit facility with CIT for a two year term. Under the renewed credit agreement, the minimum borrowing requirement was reduced to $1,500,000 and was only applicable in the event the Company had a loan balance outstanding with CIT. Thus the Company liquidated its restricted cash and repaid the note payable to bank in November 1995. The credit agreement with CIT was terminated by the Company in August 1996. The agreement was replaced at that time by a one-year revolving line of credit agreement with Silicon Valley Bank.

In August 1997, the Company renewed its one-year revolving line of credit agreement with. Silicon Valley Bank. Under the terms of the bank revolving line of credit, the Company could borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.25%. The revolving line of credit is secured by a first position security interest in the Company's assets, including intellectual property, and expires August 18, 1998. The loan agreement requires the Company to maintain a profit each fiscal year and to maintain certain financial ratios. The loan agreement also requires the Company to maintain a level of tangible net worth which, in effect, limits the ability of the Company to make payments of cash dividends. As of September 30, 1997, the Company was in compliance with all of the covenants of the credit agreement. There were no borrowings outstanding under this revolving line of credit as of September 30, 1997.

NOTE 8.  LONG-TERM OBLIGATIONS AND COMMITMENTS

Long-term obligations consisted of the following (in thousands):


                                     September 30,
                                  1997               1996
---------------------------------------------------------
Capitalized lease obligations   $3,468             $3,280
Facility lease obligations         931              1,081
=========================================================
                                 4,399              4,361
Less: current portion          (1,091)              (895)
=========================================================
                                $3,308             $3,466
=========================================================

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

Leases meeting certain specific criteria are accounted for as the acquisition of an asset and the incurrence of a liability (i.e., a capital lease). Assets recorded as property and equipment under capital leases were as follows:

                                            September 30,
(Thousands)                           1997                 1996
---------------------------------------------------------------
Machinery and equipment             $3,505               $3,195
Furniture and fixtures               1,181                  266
---------------------------------------------------------------
                                     4,686                3,461
Accumulated amortization           (1,154)                (309)
==============================================================
                                    $3,532               $3,152
==============================================================

Minimum future lease payments (in thousands) for non-cancelable leases as of September 30, 1997 were as follows:

Years ended                                 Operating     Capital
September 30,                                Leases       Leases
--------------------------------------------------------------------
1998                                            $  652      $ 1,377
1999                                               658        1,235
2000                                               687          820
2001                                               702          574
2002                                               650           88
Thereafter                                       1,183           --
--------------------------------------------------------------------
Total minimum lease payments                    $4,532        4,094
                                               -------      -------
Less: amount representing interest                            (626)
                                                            -------
Present value of minimum
lease payments                                                3,468
Less: current portion                                       (1,091)
                                                            -------
Long term lease obligations                                 $ 2,377
===================================================================

Rental expense under all operating leases was $622,000 for fiscal 1997, $634,000 for fiscal 1996, and $597,000 for fiscal 1995.

NOTE 9.  INCOME TAXES

For fiscal 1997 the Company recognized a portion of its deferred tax asset in the amount of $1,950,000. This was partially offset by a provision of $70,000 for income taxes. For fiscal 1996 and 1995, the Company recorded provisions of $88,000 and $14,000, respectively, for income taxes. The Company's provisions were computed by applying the estimated annual tax rate to income taxes, taking into account net operating loss carryforwards and alternative minimum taxes. At September 30, 1997, the Company had net operating loss carryforwards of approximately $103,400,000 for federal income tax purposes, which may be utilized to reduce future taxable income. These carryforwards expire in varying amounts from 1998 through 2010. Under the Tax Reform act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the amount of net losses that the Company may utilize in any one year include, but are not limited to, a cumulative stock ownership change of more than 50% over a three year period.

Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                             September 30, 1997  September 30, 1996
                                             ------------------  ------------------
Federal and state loss and credit                $ 37,461             $39,165
carryforwards
Inventory reserves and basis differences              840                 168
Accounts receivable and sales return                  160                 215
reserves
Compensation accruals                                  58                  52
Restructuring accruals                                229                 278
Other                                                  --                  51
                                                 --------            --------
Deferred tax assets                                38,748              39,929
Valuation allowance                               (36,787)            (39,929)
Deferred tax liabilities                              (11)                 --
                                                 --------            --------
   Net deferred tax assets                       $  1,950            $     --
                                                 ========            ========

In applying SFAS 109, management has fully reserved net deferred tax assets that may be realized beyond one year after the balance sheet date because of the uncertainty regarding their realization. The deferred tax assets valuation allowance at September 30, 1997 and September 30, 1996 is attributed to U.S. federal and stated deferred tax assets. Management believes sufficient uncertainty exists such that a valuation allowance of $36,787,000 and $39,929,000 against those net deferred tax assets is required at September 30, 1997 and September 30, 1996, respectively. If these reserved deferred tax assets are recognized, they will reduce the Company's federal and state tax provisions. During fiscal 1997, the Company recognized $1,950,000 of assets previously reserved, reducing the valuation allowance by a corresponding amount.

NOTE 10.  DEVELOPMENT AND LICENSE AGREEMENTS

In July 1990, the Company entered into an eight year renewable manufacturing and technology agreement with Hualon Microelectronics Corporation ("HMC"). HMC provided foundry services to the Company through the second quarter of fiscal 1994. In fiscal 1994, as a result of the EEPROM Asset Sale and disputes with HMC, the Company discontinued its use of HMC's foundry services (see Note 11. Litigation). In August 1995, the Company re-established its foundry and development relationship with HMC. The Company and HMC agreed to reactivate and modify their 1990 Foundry and Co-Development Agreement. Under the "amended" Agreement, HMC will, solely at the Company's request, manufacture wafers for certain of the Company's products through fiscal 1998. In connection with the transfer of production from another foundry to HMC, the Company paid Non-recurring Engineering ("NRE") charges of $240,000. The Company paid approximately $40,000 of these NRE charges in fiscal 1995 and $200,000 in fiscal 1996. The company did not incur any such NRE charges relating to this agreement in 1997. The Company has several other foundries which it operates on an individual purchase order basis.

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


As of December 5, 1997, SEEQ had filed, briefed and argued motions to declare all asserted claims of the Level One patents in the suit as invalid in view of certain prior art. The Company anticipates a ruling in the near future. In addition, on June 16, 1997, SEEQ filed a motion to amend its counterclaim to add SEEQ's U.S. Patent 5,504,738, entitled,

   DEFENDANT SEEQ TECHNOLOGY'S NOTICE OF MOTION AND MOTION FOR LEAVE TO SUPPLEMENT ITS ANSWER AND COUNTERCLAIM AND MEMORANDUM OF POINTS AND AUTHORITIES IN SUPPORT THEREOF

SEEQ asserts that Level One's LXT 970 product infringes the '738 patent in the manner in which incorporates an auto negotiate feature. The motion was fully briefed, argued and submitted as of December 5, 1997. The Company expects a ruling in the near future. If the motion is denied, SEEQ will nonetheless file suit in an independent action.

On June 25, 1996, Praxair, Inc. ("Praxair") filed a complaint against the Company, entitled Praxair, Inc., a Delaware Corporation v. SEEQ, Inc., a California Corporation and SEEQ Technology, Inc., a Delaware Corporation (Superior Court of the State of California, County of Santa Clara, Case No. CV758882). The suit arose out of a nitrogen supply contract between the Company and the plaintiff. The Complaint purported to state causes of action for breach of contract and promissory estoppel. The Complaint alleged that as a result of purported breaches of the nitrogen supply contract, the Company was obligated to pay plaintiff approximately $1,300,000 plus cost of suit, not including attorney's fees. On September 9, 1997, SEEQ and Praxair agreed to settle the lawsuit. Under the terms of settlement, SEEQ paid Praxair $300,000. In exchange, SEEQ received a full general release of known and unknown claims and an agreement that the lawsuit would be dismissed with prejudice. The case was dismissed with prejudice on September 11, 1997.

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

        10.5 Business Loan Agreement with Silicon Valley Bank dated as of August 19, 1997.

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

        10.10* License Agreement between the Company and Silicon Integrated Systems Corporation effective as of September 26, 1997. (Subject to confidential treatment.)

        11.0* Schedule of Computation of Earnings Per Share (See page 46 of this Form 10-K).

        13.1 Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

        21.1 The Company's subsidiary, Talus Technology Incorporated, a California Corporation, was dissolved effective September 30, 1995.

        23.1*   Consent of Price Waterhouse LLP, Independent Accountants.

        24.1    Power of Attorney. Reference is made to the Signature Page.

        (a) Reports on Form 8-K. The Company filed an 8-K Report on August 26, 1997.

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



                                            SEEQ TECHNOLOGY INCORPORATED




                                            By /s/ Phillip J. Salsbury
                                               ------------------------------
                                               Phillip J. Salsbury
                                               Chief Executive Officer


Dated:  December 22, 1997

                                POWER OF ATTORNEY

   Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Phillip J. Salsbury and Gary R. Fish, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report on Form 10K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof:

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                                 Date
---------                             -----                                 ----
/s/ Phillip J. Salsbury             Chief Executive Officer             December 22, 1997
-----------------------------       and Director
(Phillip J. Salsbury)               (Principal Executive
                                    Officer)


/s/ Gary R. Fish                    Vice President, Finance             December 22, 1997
-----------------------------       and Administration
(Gary R. Fish)                      (Principal Financial
                                    and Accounting Officer)


/s/ Alan V. Gregory                 Chairman of the Board               December 22, 1997
-----------------------------       and Director
(Alan V. Gregory)


/s/ Charles Harwood                 Director                            December 22, 1997
-----------------------------
(Charles Harwood)

/s/ Charles Giancarlo               Director                            December 22, 1997
-----------------------------
(Charles Giancarlo)

                                     SCHEDULE II

                          SEEQ TECHNOLOGY INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
                            Years Ended September 30
                                 (in thousands)


                                                     Additions
                                                ---------------------
                                    Balance at   Charged to   Charged                 Balance at
                                     Beginning   Costs and    Against                     End
                                      of Year     Expenses    Revenues   Deductions     of Year
-----------------------------------------------------------------------------------------------
1995
  Allowance for Doubtful
   Accounts and Sales Returns           $664         $59     $  530       $915 (1)      $338
===============================================================================================
1996
  Allowance for Doubtful Accounts
   and Sales Returns                    $338         $--     $  898       $996 (1)      $240
===============================================================================================
1997
  Allowance for Doubtful
  Accounts and Sales Returns            $240         $10     $1,315     $1,320 (1)      $245
===============================================================================================

(1) Doubtful account write-offs and customer returns and price adjustments



                                      (S-1)

                                   EXHIBIT INDEX

       Exhibit
         No.                        Description
       -------                      ------------

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

        10.5 Business Loan Agreement with Silicon Valley Bank dated as of August 19, 1997.

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

        10.10* License Agreement between the Company and Silicon Integrated Systems Corporation effective as of September 26, 1997. (Subject to confidential treatment.)

        11.0* Schedule of Computation of Earnings Per Share (See page 46 of this Form 10-K).

        13.1 Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

        21.1 The Company's subsidiary, Talus Technology Incorporated, a California Corporation, was dissolved effective September 30, 1995.

        23.1*   Consent of Price Waterhouse LLP, Independent Accountants.

        24.1    Power of Attorney. Reference is made to the Signature Page.

        (a) Reports on Form 8-K. The Company filed an 8-K Report on August 26, 1997.

        27.1*   Financial Data Schedules

                * Filed Herewith