Form 10-Q
period 1997-12-31
SEEQ TECHNOLOGY INC
filed 1998-02-10
CIK 702756

      ---------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended December 31, 1997


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

                            Yes  [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value                         30,558,055
   (Class of common stock)            (Shares outstanding at December 31, 1997)
      ---------------------------------------------------------------------

This report on Form 10-Q, including all exhibits, contains 13 pages.

                          SEEQ TECHNOLOGY INCORPORATED

                                    FORM 10-Q

                                Table of Contents


                                                                                                   PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements ....................................................................    3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...    8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .......................................................................   12
Item 2.  Changes in Securities and Use of Proceeds ...............................................   12
Item 3.  Defaults upon Senior Securities .........................................................   12
Item 4.  Submission of Matters to a Vote of Security Holders .....................................   12
Item 5.  Other Information .......................................................................   12
Item 6.  Exhibits and Reports on Form 8-K ........................................................   12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                         Three months ended
                                                     December 31,   December 31,
                                                         1997           1996
                                                     ------------   ------------
Net revenues                                         $      7,552   $      6,624
Cost of revenues                                            4,183          4,560
                                                     ------------   ------------

Gross profit                                                3,369          2,064
                                                     ------------   ------------

Operating expenses
         Research and development                             850            780
         Marketing, general and administrative              1,534          1,252
                                                     ------------   ------------
Total operating expenses                                    2,384          2,032
                                                     ------------   ------------

Income from operations                                        985             32
Interest and other, net                                        47              3
                                                     ------------   ------------
Income before income taxes                                  1,032             35
Income tax (provision), benefit                                48             (1)
                                                     ------------   ------------

Net income                                           $      1,080   $         34
                                                     ============   ============

Net income per share:
       Basic                                         $       0.04   $       0.00
       Diluted                                       $       0.03   $       0.00

Shares used in per share calculation:
       Basic                                               30,473         30,272
       Diluted                                             32,556         31,885
                                                     ------------   ------------


See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,  SEPTEMBER 30,
(Thousands, except share amounts)                                       1997          1997
                                                                ------------  ------------

ASSETS
Current assets:
Cash and cash equivalents                                       $      9,516  $      6,937
Accounts receivable, less allowances                                   5,771         7,284
Inventories                                                            3,805         3,176
Deferred tax asset                                                     2,029         1,950
Other current assets                                                     324           332
                                                                ------------  ------------
Total current assets                                                  21,445        19,679
                                                                ------------  ------------

Property and equipment, net                                            4,114         4,384
Other assets                                                           2,894         2,977
                                                                ------------  ------------
                                                                $     28,453  $     27,040
                                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
Accounts payable                                                $      2,356  $      1,582
Accrued salaries, wages and employee benefits                            583           698
Other accrued liabilities                                                798           997
Deferred income on sales to distributors                                 214           146
Current portion of capitalized lease obligations                       1,047         1,091
                                                                ------------  ------------
Total current liabilities                                              4,998         4,514
                                                                              ------------
Long-term liabilities                                                  3,046         3,308
                                                                ------------  ------------
Total stockholders' equity                                            20,409        19,218
                                                                ------------  ------------
                                                                $     28,453  $     27,040
                                                                ============  ============


See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                            Three months ended
                                                                      ---------------------------
                                                                        Dec. 31,       Dec. 31,
                                                                          1997           1996
                                                                      ------------   ------------
OPERATING ACTIVITIES:
Net income/(loss)                                                     $      1,080   $         34
Adjustments to reconcile net income to cash provided by
operating activities:
         Depreciation and amortization                                         463            421
         Deferred taxes                                                        (79)            --
Changes in assets and liabilities:
                  Accounts receivable                                        1,513          4,607
                  Inventories                                                 (629)           207
                  Other assets                                                 (28)             9
                  Accounts payable                                             774         (4,104)
                  Accrued liabilities and long term obligations               (284)          (295)

                                                                      ------------   ------------
Net cash provided by operating activities                                    2,810            879
                                                                      ------------   ------------

INVESTING ACTIVITIES:
Capital expenditures                                                           (74)           (55)
                                                                      ------------   ------------
Net cash used for investing activities                                         (74)           (55)
                                                                      ------------   ------------

FINANCING ACTIVITIES:
Payments of capital lease obligations                                         (268)          (238)
Proceeds from issuance of stock                                                111             82
                                                                      ------------   ------------
Net cash used for financing activities                                        (157)          (156)
                                                                      ------------   ------------

Net increase in cash and cash equivalents                                    2,579            668
Cash and cash equivalents at beginning of period                             6,937          3,974
                                                                      ============   ============
Cash and cash equivalents at end of period                            $      9,516   $      4,642
                                                                      ============   ============


See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of SEEQ Technology Incorporated ("SEEQ" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

         The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results expected for the year ending September 30, 1998.

         For purposes of presentation, the Company has shown its fiscal quarters as ending on December 31, March 31, June 30 and September 30; whereas, in fact, the Company operates on a 52/53-week fiscal year ending on the last Sunday in September of each year. The fiscal quarter ends are actually December 28, March 39, June 28 and September 27 for the year ending September 30, 1998 and December 29, March 30, June 29 and September 28 for the year ending September 30, 1997.

NOTE 2. INVENTORIES


                      December 31,   September 30,
                              1997           1997
                      ------------   ------------
Work in process       $      1,515   $        437
Finished goods               2,290          2,739
                      ------------   ------------
                      $      3,805   $      3,176
                      ============   ============

NOTE 3. NON-RECURRING PRODUCTION TRANSFER COSTS

         Non-recurring costs such as tooling and engineering costs resulting from transferring production of current products to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Non-recurring costs associated with the development of new products are expensed as research and development costs when incurred. During the three month period ended December 31, 1997 the Company did not capitalize any of such costs. During the three month period ended December 31, 1996 the Company capitalized $111,000 of non-recurring production transfer costs. Amortization of aggregate capitalized non-recurring costs for the three month periods ended December 31, 1997 and December 31, 1996 was $119,000 and $106,000, respectively.

NOTE 4.  EARNINGS PER SHARE

         Basic and diluted net income per share for the three month periods ended December 31, 1997 and December 31, 1996 were determined using the treasury stock method. Diluted net income per common share is computed using the weighted average number of shares outstanding during the respective periods, including dilutive stock options and warrants. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) during the first quarter of fiscal 1998. The statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share. As required, the Company has applied the new standard to all periods presented.


                    (In thousands, except per share amounts)
                                                           Three Months Ended
                                                       --------------------------
                                                       December 31,  December 31,
                                                               1997          1996
                                                       ------------  ------------
Net income available to stockholders (numerator)       $      1,080  $         34

Shares calculation (denominator):

Weighted average shares outstanding                          30,473        30,272

Effect of Dilutive securities:
Options                                                       2,083         1,613

Average shares outstanding assuming dilution                 32,556        31,885
                                                       ------------  ------------

Basic earnings per share                               $       0.04  $       0.00
                                                       ============  ============

Earnings per share-assuming dilution                   $       0.03  $       0.00
                                                       ============  ============


Options to purchase 330,000 and 785,000 shares of common stock were outstanding during the three month periods ended December 31, 1997 and December 31, 1996 respectively but were not included in the computations of diluted EPS as the option exercise price was higher than the average market price of the common shares.

NOTE 5.  LITIGATION

         On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company, in the United States District Court of Northern California, alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. The Company intends to vigorously contest all of Level One's claims. Based on the Company's review to date, management believes that it has meritorious defenses to the claims asserted by Level One; however, there can be no assurance that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations. Patent litigation is often highly complex, can extend for a protracted period of time, can involve substantial cost to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increase the cost of such litigation. There can be no assurance that such costs and diversion of resources will not have a material adverse effect on the Company's business, financial condition and results of operations.

         On January 21, 1998, the Court ruled upon certain motions filed by SEEQ. SEEQ had filed motions to declare all asserted claims of the Level One patents in the suit as invalid in view of certain prior art. As to these motions, the Court denied SEEQ's request. SEEQ also had requested leave to amend its counterclaim to add SEEQ's U.S. Patent 5,504,738. SEEQ asserts that Level One's products, including the LXT 970 product, infringe the `738 patent in the manner in which these products incorporate an auto-negotiate feature. The Court granted SEEQ's motion to amend. Currently, the Level One litigation involves two Level One patents and SEEQ's `738 patent. The Court has set a trial date for August, 1998. No other motions are currently pending. There can be no assurance that such costs and diversion of resources will not have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Interim Condensed Financial Statements and Notes thereto and the SEEQ Technology Incorporated Annual Report and annual report on Form 10-K for the fiscal year ended September 30, 1997.

         This report contains forward looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those discussed in any such forward looking statements. Factors that might cause such a difference include, but are not limited to those discussed under the captions "Legal Proceedings" and "Factors Affecting Operating Results" contained herein and under the caption "Business Risks" in the Company's fiscal 1997 annual report on form 10K.

RESULTS OF OPERATIONS

         Revenues

         Net revenues were $7,552,000 in the first quarter of fiscal 1998, an increase of $928,000 or 14% from net revenues of $6,624,000 for the first quarter of fiscal 1997. The change in revenue is primarily attributable to an increase in Fast Ethernet revenues partially offset by a decline in standard Ethernet revenues. In the first quarter of fiscal 1998, products servicing the Fast Ethernet market accounted for approximately 61% of revenues compared to 43% of revenues for the first quarter of fiscal 1997.

         Gross Product Margins

         The Company includes in cost of revenues all costs associated with subcontractor manufacturing, electrical testing, subcontractor assembly and final test of its integrated circuits and subsystems, warehousing, shipping, product returns and reserves for inventory obsolescence. Allowances for product returns are netted against revenues. Gross profit for the first quarter of fiscal 1998 was $3,369,000 or 45% of net revenues, an increase of $1,305,000 over the first quarter of fiscal 1997's gross profit of $2,064,000 or 31% of net revenues. The increase in gross profit margins is primarily attributable to changes in product mix, a decline in low margin 10Mbps transceiver revenues, a shift to higher margin products and lower production costs, all of which were partially offset by the under-utilization of manufacturing capacity. Gross margins in future periods will be affected primarily by revenue levels and changes in product mix, average selling prices, factory utilization, wafer yields, the introduction of new products, and changes in manufacturing costs.

         Research and Development

         Research and development expenditures increased $70,000 from $780,000 in the first quarter of fiscal 1997 to $850,000 in the first quarter of fiscal 1998, primarily due to an increase in tooling costs for new product development. As a percentage of net revenues, research and development expenditures decreased from 12% in the first quarter of fiscal 1997 to 11% in the first quarter of fiscal 1998. The Company expects that the level of research and development spending will increase in absolute dollars in the next several quarters as a result of increased development efforts on new LAN products, but may vary as a percentage of net revenues.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses increased from $1,252,000, or 19% of revenues in the first quarter of fiscal 1997 to $1,534,000, or 20% or revenues in the first quarter of fiscal 1998. The increase is primarily attributable to higher commissions for outside sales representatives due to the growth in net revenues and increased payroll and employment expenses. The Company anticipates that the level of marketing, general and administrative expenses will vary in future periods based on expected revenue growth.

         Interest and other, net

         Interest expense increased from $83,000 in the fiscal quarter of fiscal 1997 to $88,000 in the first quarter of fiscal 1998, due primarily to increased capital lease obligations. Interest and other income, net increased from $86,000 in the first quarter of fiscal 1997 to $135,000 in the first quarter of fiscal 1998. The fluctuations in interest income are directly affected by average cash balances.

         Income Taxes

         For the first three months of fiscal 1998 the Company recognized a portion of its deferred tax asset in the amount of $79,000. This was partially offset by a provision of $31,000 for income taxes. For the first three months of fiscal 1997 the Company recorded a provision of $1,000 for income taxes. The Company's provisions were computed by applying the estimated annual tax rate to income taxes, taking into account net operating loss carryforwards and alternative minimum taxes.

FACTORS AFFECTING OPERATING RESULTS

         The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on a number of factors, many of which are outside the control of the Company. A complete description of risk factors is contained in the Company's 1997 Annual Report on Form 10K, in the section entitled "Risk Factors That May Affect Future Results." These factors include customer concentration, the timing of introduction of new products by the Company and its competitors, changes in the markets addressed by the Company's products, market acceptance of the Company's and its customers' products, the volume and timing of orders received, changes in the Company's product mix and customer base, the timing and extent of research and development expenditures, the availability and cost of semiconductor wafers from outside foundries, fluctuations in manufacturing yields, product obsolescence, price erosion, competitive factors, litigation expenses, cyclical semiconductor industry conditions and general economic conditions. The Company's net revenue and cost of revenues may vary depending upon the mix of products sold. Any unfavorable change in manufacturing yields or product mix, delays in new product introductions, under-utilization of manufacturing capacity, increased price competition or other factors could have a material adverse effect on the Company's operating results and financial condition. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. There can be no assurance that the average selling prices of the Company's current or future products will not be subject to significant pricing pressures. In addition, the Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be cancelled or rescheduled without significant penalty to the customer. Due to the absence of significant non-cancelable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, the Company is limited in its ability to reduce costs quickly in response to any revenue shortfalls, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         The "Year 2000 issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the Year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. The Company has recently updated its information systems and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its cash requirements principally through cash flow from operations, borrowings under bank lines of credit, capital lease financing and the public and private sale of securities.

         The Company believes that existing sources of liquidity, anticipated cash flow from operations, and borrowings under the Company's credit facility will be adequate to satisfy its cash requirements at least through the end of fiscal 1998. However, there can be no assurance that the Company will have adequate resources to satisfy such requirements. It may become necessary for the Company to raise funds from debt and/or equity financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all. Issuance of additional equity securities could result in dilution to stockholders. The inability to fund capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's cash and cash equivalents balance increased from $6,937,000 as of September 30, 1997 to $9,516,000 as of December 31, 1997,
primarily from cash provided by operating activities, and partially offset by capital expenditures and payments of capital lease obligations.

         Operating Activities

         Cash flows provided by operating activities were $2,810,000 for the three months ended December 31, 1997 compared to $879,000 for the three months ended December 31, 1996. The increase is a result of higher net income and depreciation, and an increase in accounts payable, partially offset by lower collections of accounts receivable and higher inventories.

         Investing Activities

         Cash flows used for investing activities were $74,000 during the first three months of fiscal 1997, compared to $55,000 for the first three months of fiscal 1996.

         Financing Activities

         Cash flows used for financing activities were $157,000 in the three month period ended December 31, 1997 compared to $156,000 in the three month period ended December 31, 1996. Net proceeds from the issuance of stock pursuant to stock options and the Company's employee periodic stock purchase plan were $111,000 for the first three months of fiscal 1997 compared to $82,000 for the first three months of fiscal 1996. Principal payments against capital lease obligations were $268,000 for the three months ended December 31, 1997 compared to $238,000 for the three months ended December 31, 1997.

In August 1996, the Company entered into a one-year revolving line of credit agreement with Silicon Valley Bank. This credit agreement was renewed by the Company in July 1997. Under the terms of the revolving line of credit, the Company can borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.25%. The revolving line of credit is secured by a security interest in the Company's assets, including intellectual property and expires August 5, 1998. The loan agreement requires the Company to remain profitable each fiscal quarter and to maintain certain quarterly financial ratios. The loan agreement also requires the Company to maintain a level of tangible net worth which, in effect, limits the ability of the Company to make payments of cash dividends. There were no borrowings outstanding under this revolving line of credit as of December 31, 1997.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 28, 1995, Level One Communications Incorporated ("Level One") filed a complaint against the Company, in the United States District Court of Northern California, alleging patent infringement. In the complaint, Level One claims that the Company has used and sold products in violation of two of Level One's patents. Level One seeks immediate and permanent injunctive relief preventing the Company from making, using, or selling any devices that infringe such patents and unspecified damages. The Company intends to vigorously contest all of Level One's claims. Based on the Company's review to date, management believes that it has meritorious defenses to the claims asserted by Level One; however, there can be no assurance that the outcome of these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations. Patent litigation is often highly complex, can extend for a protracted period of time, can involve substantial cost to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increase the cost of such litigation. There can be no assurance that such costs and diversion of resources will not have a material adverse effect on the Company's business, financial condition and results of operations.

         On January 21, 1998, the Court ruled upon certain motions filed by SEEQ. SEEQ had filed motions to declare all asserted claims of the Level One patents in the suit as invalid in view of certain prior art. As to these motions, the Court denied SEEQ's request. SEEQ also had requested leave to amend its counterclaim to add SEEQ's U.S. Patent 5,504,738. SEEQ asserts that Level One's products, including the LXT 970 product, infringe the `738 patent in the manner in which these products incorporate an auto-negotiate feature. The Court granted SEEQ's motion to amend. Currently, the Level One litigation involves two Level One patents and SEEQ's `738 patent. The Court has set a trial date for August, 1998. No other motions are currently pending. There can be no assurance that such costs and diversion of resources will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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




                                       SEEQ TECHNOLOGY INCORPORATED
                                       (Registrant)



Dated:    February 5, 1998             By:

                                       /s/ Phillip J. Salsbury
                                       -----------------------------------------

                                       Phillip J. Salsbury
                                       President and Chief Executive Officer



Dated:    February 5, 1998             By:

                                       /s/ Gary R. Fish
                                       -----------------------------------------

                                       Gary R. Fish
                                       Vice President, Finance, Chief Financial
                                       Officer and Secretary

                                 EXHIBITS INDEX


Exhibit No.          Exhibit
-----------          -------
  27.1               Financial Data Schedule