Form 10-Q
period 1998-03-31
SEEQ TECHNOLOGY INC
filed 1998-05-13
CIK 702756

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 1998


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

                                                            Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value                           30,651,180
  (Class of common stock)                 (Shares outstanding at March 31, 1998)

--------------------------------------------------------------------------------

This report on Form 10-Q, including all exhibits, contains 14 pages.

                          SEEQ TECHNOLOGY INCORPORATED

                                    FORM 10-Q

                                Table of Contents



                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements .........................................................   3
Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations ..   8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................................  12
Item 2.  Changes in Securities .................................................................  12
Item 3.  Defaults upon Senior Securities .......................................................  12
Item 4.  Submission of Matters to a Vote of Security Holders ...................................  13
Item 5.  Other Information .....................................................................  13
Item 6.  Exhibits and Reports on Form 8-K ......................................................  13

This Quarterly Report of Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the captions "Legal Proceedings" and "Factors Affecting Operating Results" contained herein and under the caption "Business Risks" in the Company's fiscal 1997 annual report on Form 10-K.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                            Three months ended          Six months ended
                                          Mar. 31,      Mar. 31,      Mar. 31,      Mar. 31,
                                            1998          1997          1998          1997
                                          --------      --------      --------      --------
Revenues                                    $7,880        $8,031       $15,432       $14,655
Cost of revenues                             4,442         5,059         8,625         9,619

Gross profit                                 3,438         2,972         6,807         5,036

Operating expense
         Research and development            1,072           902         1,922         1,682
         Marketing, general and              1,445         1,444         2,979         2,696
administrative
Total operating expenses                     2,517         2,346         4,901         4,378

Income from operations                         921           626         1,906           658
Interest expense                               (80)          (87)         (168)         (170)
Interest and other income, net                 164            95           299           181

Income before income taxes                   1,005           634         2,037           669
Income tax (provision), benefit                (32)          (20)           16           (21)

Net income                                    $973          $614        $2,053          $648
                                          ========      ========      ========      ========


Net income per share:
   Basic                                     $0.03         $0.02         $0.07         $0.02
   Diluted                                   $0.03         $0.02         $0.06         $0.02

Shares used in per share calculation:
   Basic                                    30,624        30,288        30,549        30,280
   Diluted                                  32,020        31,571        32,321        31,742
                                          --------      --------      --------      --------



See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,  SEPTEMBER 30,
(Thousands, except share amounts)                              1998         1997
                                                              -------     -------
ASSETS
Current assets:
Cash and cash equivalents                                     $10,286       6,937
Accounts receivable, less allowances                            5,590       7,284
Inventories                                                     4,330       3,176
Deferred tax asset                                              2,029       1,950
Other current assets                                              337         332
                                                              -------     -------
Total current assets                                           22,572      19,679
                                                              -------     -------
Property and equipment, net                                     4,973       4,384
Other assets                                                    2,875       2,977
                                                              -------     -------
                                                              $30,420     $27,040
                                                              =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                               $2,335      $1,582
Accrued salaries, wages and employee benefits                     684         698
Other accrued liabilities                                         676         997
Deferred income on sales to distributors                          227         146
Current portion of capitalized lease obligations                1,422       1,091
                                                              -------     -------
Total current liabilities                                       5,344       4,514
                                                              -------     -------
Long-term liabilities                                           3,491       3,308
                                                              -------     -------
Total stockholders' equity                                     21,585      19,218
                                                              -------     -------
                                                              $30,420     $27,040
                                                              =======     =======




See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                  Six months ended
                                                               -----------------------
                                                               Mar. 31,       Mar. 31,
                                                                 1998           1997
                                                               --------      --------
OPERATING ACTIVITIES:
Net income                                                     $  2,053      $    648
Adjustments to reconcile net income to cash provided by
 operating activities:
     Depreciation and amortization                                  916           743
     Deferred taxes                                                 (79)           --
     Changes in assets and liabilities:
             Accounts receivable                                  1,694         2,212
             Inventories                                         (1,154)         (152)
             Prepaid expenses and other assets                     (110)         (162)
             Accounts payable                                       753        (2,740)
             Accrued liabilities and long term obligations         (335)           26
                                                               --------      --------
Net cash provided by (used for) operating activities              3,738           575
                                                               --------      --------

INVESTING ACTIVITIES:
Capital expenditures                                               (125)          (25)
                                                               --------      --------
Net cash provided by (used for) investing activities               (125)          (25)
                                                               --------      --------

FINANCING ACTIVITIES:
Payments of capital lease obligations                              (578)         (470)
Proceeds from issuance of stock                                     314            82
                                                               --------      --------
Net cash used for financing activities                             (264)         (388)
                                                               --------      --------

Net increase (decrease) in cash and cash equivalents              3,349           162
Cash and cash equivalents at beginning of period                  6,937         3,974
                                                               --------      --------
Cash and cash equivalents at end of period                     $ 10,286      $  4,136
                                                               ========      ========



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

        The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results expected for the year ending September 30, 1998.

        For purposes of presentation, the Company has shown its fiscal quarters as ending on December 31, March 31, June 30 and September 30; whereas, in fact, the Company operates on a 52/53-week fiscal year ending on the last Sunday in September of each year. The fiscal quarter ends are actually December 28, March 29, June 28 and September 27 for the year ending September 30, 1998, and actually December 29, March 30, June 29 and September 28 for the year ending September 30, 1997.


NOTE 2. INVENTORIES

        Inventories were comprised of the following:

                                         Mar. 31,       Sep. 30,
                                           1998           1997
                                         --------       --------
                                              (in thousands)
                 Work in process         $1,243          $  437
                 Finished goods           3,087           2,739
                                         ------          ------
                                         $4,330          $3,176
                                         ======          ======

NOTE 3. NON-RECURRING PRODUCTION TRANSFER COSTS

        Non-recurring costs such as tooling and engineering costs resulting from transferring production of current products to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Non-recurring costs which are associated with the development of new products are expensed as research and development costs when incurred. During the six month period ended March 31, 1998 the Company did not capitalize any of such costs. During the six month period ended March 31, 1997 the Company capitalized $250,000 of non-recurring production transfer costs. Amortization of aggregate capitalized non-recurring costs for the six month periods ended March 31, 1998 and March 31, 1997 was $207,000 and $245,000, respectively.

NOTE 4. NET INCOME PER SHARE


        Diluted net income per share for the six month periods ended March 31, 1998 and March 31, 1997 was determined using the treasury stock method. Diluted net income per common share is computed using the weighted average number of shares outstanding during the respective periods, including dilutive stock options and warrants. The effect of such shares are excluded from the computation if their effect is anti-dilutive.

        The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during the first quarter of fiscal 1998. This statement simplifies the standards for computing earnings per share (EPS) previously defined in Accounting Principles Board Opinion No. 15 "Earnings Per Share." All prior-period earnings per share data has been restated in accordance with SFAS 128. SFAS 128 requires presentation of both Basic EPS and Diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

        Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:


                    (In thousands, except per share amounts)

                                                            Three Months Ended     Six Months Ended
                                                           --------------------  --------------------
                                                           March 31,  March 31,  March 31,  March 31,
                                                             1998       1997       1998       1997
                                                            ------     ------     ------     ------
Net income available to common stockholders (numerator)     $  973     $  614     $2,053     $  648

Shares calculation (denominator):

Weighted average shares outstanding                         30,624     30,288     30,549     30,280

Effect of dilutive securities:
Options                                                      1,396      1,283      1,772      1,462
                                                            ------     ------     ------     ------

Average shares outstanding assuming dilution                32,020     31,571     32,321     31,742
                                                            ======     ======     ======     ======

Basic earnings per share                                    $ 0.03     $ 0.02     $ 0.07     $ 0.02
                                                            ======     ======     ======     ======

Diluted earnings per share                                  $ 0.03     $ 0.02     $ 0.06     $ 0.02
                                                            ======     ======     ======     ======


Options to purchase 621,000 and 987,000 shares of common stock were outstanding during the three month periods ended March 31, 1998 and March 31, 1997 respectively but were not included in the computations of diluted EPS as the option exercise price was higher than the average market price of the common shares. Options to purchase 383,000 and 709,000 shares of common stock were outstanding during the six month periods ended March 31, 1998 and March 31, 1997 respectively but were not included in the computations of diluted EPS as the option exercise price was higher than the average market price of the common shares.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion should be read in conjunction with the Interim Condensed Financial Statements and Notes thereto and the SEEQ Technology Incorporated Annual Report and Form 10-K for the fiscal year ended September 30, 1997.

        This Quarterly Report of Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the captions "Legal Proceedings" and "Factors Affecting Operating Results" contained herein and under the caption "Business Risks" in the Company's fiscal 1997 annual report on Form 10-K.

RESULTS OF OPERATIONS

        Revenues

        Net revenues were $7,880,000 in the second quarter of fiscal 1998, a decrease of $151,000 or 2% compared to net revenues of $8,031,000 for the second quarter of fiscal 1997. Net revenues were $15,432,000 in the six month period ended March 31, 1998 compared to $14,655,000 for the six month period ended March 31, 1997, an increase of $777,000 or 5%. In the second quarter of fiscal 1998, products servicing the Fast Ethernet market accounted for approximately 77% of revenues compared to 48% of revenues for the second quarter of fiscal 1997. Revenues from Fast Ethernet products were approximately 69% and 46% of total revenues for the six month periods ended March 31, 1998 and 1997, respectively.

        Gross Product Margins

        The Company includes in cost of revenues all costs associated with subcontractor manufacturing, electrical testing, subcontractor assembly and final test of its integrated circuits and subsystems, warehousing, shipping, product returns and reserves for inventory obsolescence. Allowances for product returns are netted against revenues. Gross profit for the second quarter of fiscal 1998 was $3,438,000 or 44% of net revenues, an increase of $466,000 over the second quarter of fiscal 1997's gross profit of $2,972,000 or 37% of net revenues. For the six month period ended March 31, 1998, the gross profit margin was $6,807,000 or 44% of net revenues, compared to $5,036,000 or 34% of revenues for the comparable period of fiscal 1997. The increase in gross profit margins is primarily attributable to changes in product mix, a decline in low margin 10Mbps transceiver revenues, a shift to higher margin products and lower production costs, all of which were partially offset by the under-utilization of manufacturing capacity. Gross margins in future periods will be affected primarily by revenue levels and changes in product mix, average selling prices, factory utilization, wafer yields, the introduction of new products, and changes in manufacturing costs.

        Research and Development

        Research and development expenditures increased $170,000 from $902,000 in the second quarter of fiscal 1997 to $1,072,000 in the second quarter of fiscal 1998 primarily due to an increase in outside consulting services for new product development, partly offset by lower tooling and payroll costs. For the six month periods ended March 31, 1997 and 1998, research and development expenses increased $240,000 from $1,682,000 to $1,922,000, respectively. As a percentage of net revenues, research and development expenditures increased from 11% in the second quarter of fiscal 1997 to 14% in the second quarter of fiscal 1998 and from 11% to 12% for the six month periods ended March 31, 1997 and 1998, respectively. The Company expects that the level of research and development spending will increase in absolute dollars in the next several quarters as a result of increased development efforts on new LAN products, but may vary as a percentage of net revenues.

        Marketing, General and Administrative Expenses

        Marketing, general and administrative expenses increased from $1,444,000, or 18% of revenues in the second quarter of fiscal 1997 to $1,445,000, or 18% or revenues in the second quarter of fiscal 1998, as higher legal and employment fees were offset by lower commissions and payroll costs. For the six month periods ended March 31, 1997 and 1998, marketing, general and administrative expenses increased from $2,696,000, or 18% of revenues to $2,979,000, or 19% or revenues, respectively. This dollar increase is primarily attributable to higher payroll, recruitment, and travel and entertainment expenses. The Company anticipates that the level of marketing, general and administrative expenses will vary in future periods based on expected revenue growth.

        Interest and other, net

        Interest and other income, net increased from $95,000 in the second quarter of fiscal 1997 to $164,000 in the second quarter of fiscal 1998 and increased from $181,000 for the six months ended March 31, 1997 to $299,000 for the six months ended March 31, 1998. The fluctuations in interest income are directly affected by average cash balances. Interest expense decreased from $87,000 in the second fiscal quarter of 1997 to $80,000 in the second quarter of fiscal 1998. Interest expense decreased from $170,000 for the six months ended March 31, 1997 to $168,000 for the six months ended March 31, 1998.

        Income Taxes

        The provision for income taxes increased from $20,000 in the second quarter of fiscal 1997 to $32,000 in the second quarter of fiscal 1998. For the first six months of fiscal 1998 the Company recognized a portion of its deferred tax asset in the amount of $79,000. This was partially offset by a provision of $63,000 for income taxes. For the first six months of fiscal 1997 the Company recorded a provision of $21,000 for income taxes. The Company's provisions were computed by applying the estimated annual tax rate to income taxes, taking into account net operating loss carryforwards and alternative minimum taxes.

FACTORS AFFECTING OPERATING RESULTS

        The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, depending on a number of factors, many of which are outside the control of the Company. A complete description of risk factors is contained in the Company's 1997 Annual Report on Form 10-K, in the section entitled "Risk Factors That May Affect Future Results." These factors include, among others, customer concentration, the timing of introduction of new products by the Company and its competitors, changes in the markets addressed by the Company's products, market acceptance of the Company's and its customers' products, the volume and timing of orders received, changes in the Company's product mix and customer base, the timing and extent of research and development expenditures, the availability and cost of semiconductor wafers from outside foundries, fluctuations in manufacturing yields, product obsolescence, price erosion, competitive factors, litigation expenses, cyclical semiconductor industry conditions and general economic conditions.

        The Company's net revenue and cost of revenues may vary depending upon the mix of products sold. Any unfavorable change in manufacturing yields or product mix, delays in new product introductions, under-utilization of manufacturing capacity, increased price competition or other factors could have a material adverse effect on the Company's operating results and financial condition. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. There can be no assurance that the average selling prices of the Company's current or future products will not be subject to significant pricing pressures. In addition, the Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be cancelled or rescheduled without significant penalty to the customer. Due to the absence of significant non-cancelable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The Company is also limited in its ability to reduce costs quickly in response to any revenue shortfalls, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

        The Company's cash and cash equivalents balance increased from $6,937,000 as of September 30, 1997 to $10,286,000 as of March 31, 1998,
primarily from cash provided by operating activities, and partially offset by capital expenditures and payments of capital lease obligations.

        Operating Activities

        Cash flows provided by operating activities were $3,738,000 for the six months ended March 31, 1998 compared to $575,000 for the six months ended March 31, 1997. The increase is a result of higher net income and depreciation, and an increase in accounts payable, partially offset by lower collections of accounts receivable, higher inventories, and lower accrued liabilities.

        Investing Activities

        Cash flows used for investing activities were $125,000 during the first six months of fiscal 1998, compared to $25,000 for the first six months of fiscal 1997.

        Financing Activities

        Cash flows used for financing activities were $264,000 in the six month period ended March 31, 1998 compared to $388,000 in the six month period ended March 31, 1997. Net proceeds from the issuance of stock pursuant to stock options and the Company's employee periodic stock purchase plan were $314,000 for the first six months of fiscal 1998 compared to $82,000 for the first six months of fiscal 1997. Principal payments against capital lease obligations were $578,000 for the six months ended March 31, 1998 compared to $470,000 for the three months ended March 31, 1997.

        In August 1996, the Company entered into a one-year revolving line of credit agreement with Silicon Valley Bank. This credit agreement was renewed by the Company in July 1997. Under the terms of the revolving line of credit, the Company can borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.25%. The revolving line of credit is secured by a security interest in the Company's assets, including intellectual property and expires August 5, 1998. The loan agreement requires the Company to remain profitable each fiscal quarter and to maintain certain quarterly financial ratios. The loan agreement also requires the Company to maintain a level of tangible net worth which, in effect, limits the ability of the Company to make payments of cash dividends. There were no borrowings outstanding under this revolving line of credit as of March 31, 1998.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On March 10, 1998 an Annual Meeting of Stockholders was held. The following Directors were elected at this meeting:

               Charles H. Giancarlo
               Alan V. Gregory
               Charles C. Harwood
               Phillip J. Salsbury

        Other matters voted Upon:

                                                          Votes
                                      --------------------------------------------
                                      Affirmative        Negative          Abstain
                                      ----------         ---------         -------
      Proposal to amend Company's     23,347,509         2,226,780         188,908
      Restated 1982 Stock Option
      Plan

      Proposal to amend Company's     22,441,261         3,167,469         154,467
      1989 Non-employee Director
      Stock Option Plan

      Proposal to amend the           23,705,692         1,910,643         146,862
      Company's Restated Periodic
      Purchase Plan

      Ratify the appointment of       25,592,385          118,329            52,483
      Price Waterhouse LLP as
      independent accountants of
      the Company for the fiscal
      year ending September
      28, 1998



ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

               10.2.4 Restated Periodic Purchase Plan, as amended (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

               10.2.5 Restated 1982 Stock Option Plan, as amended (incorporated herein by reference to Registrant's Form S-8 Registration Statement (33-6544) filed on July 2, 1993.

               10.2.6 1989 Non-Employee Director Stock Option Plan (incorporated herein by reference to Registrant's Form S-8 Registration Statement (Registration No. 33- 35838) filed on July 11, 1990).

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



Dated:    May 8, 1998           By:

                                /s/ Phillip J. Salsbury
                                ------------------------------------
                                Phillip J. Salsbury
                                President and Chief Executive Officer



Dated:    May 8 , 1998          By:

                                /s/ Gary R. Fish
                                ------------------------------------
                                Gary R. Fish
                                Vice President, Finance, Chief Financial Officer and Secretary

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------

10.2.4 Restated Periodic Purchase Plan, as amended (incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1991).

10.2.5 Restated 1982 Stock Option Plan, as amended (incorporated herein by reference to Registrant's Form S-8 Registration Statement
               (33-6544) filed on July 2, 1993.

10.2.6 1989 Non-Employee Director Stock Option Plan (incorporated herein by reference to Registrant's Form S-8 Registration Statement
               (Registration No. 33-35838) filed on July 11, 1990).

27.1           Financial Data Schedule

     (b) No reports on Form 8-K were filed for the period for which this report is being filed.