Form 10-Q
period 1998-06-30
SEEQ TECHNOLOGY INC
filed 1998-08-12
CIK 702756

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1998


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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value                         30,726,879
  (Class of common stock)                  (Shares outstanding at June 30, 1998)

--------------------------------------------------------------------------------

This report on Form 10-Q, including all exhibits, contains 14 pages.

                          SEEQ TECHNOLOGY INCORPORATED

                                    FORM 10-Q

                                Table of Contents


                                                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements...............................................................        3

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......        8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................       12

Item 2.  Changes in Securities........................................................................       13

Item 3.  Defaults upon Senior Securities..............................................................       13

Item 4.  Submission of Matters to a Vote of Security Holders..........................................       13

Item 5.  Other Information............................................................................       13

Item 6.  Exhibits and Reports on Form 8-K.............................................................       13

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                        Three months ended                  Nine months ended
                                                      Jun. 30,         Jun. 30,         Jun. 30,         Jun. 30,
                                                        1998             1997             1998             1997
Revenues                                              $  6,171         $  7,611         $ 21,603         $ 22,266
Cost of revenues                                         3,999            4,591           12,624           14,210
                                                      --------         --------         --------         --------

Gross profit                                             2,172            3,020            8,979            8,056
                                                      --------         --------         --------         --------

Operating expense
         Research and development                        1,097              899            3,019            2,581
         Marketing, general and administrative           1,814            1,277            4,793            3,973
                                                      --------         --------         --------         --------
Total operating expenses                                 2,911            2,176            7,812            6,554
                                                      --------         --------         --------         --------

Income (loss) from operations                             (739)             844            1,167            1,502
Interest expense                                           (95)             (96)            (263)            (266)
Interest and other income, net                             159               87              458              268

Income (loss) before income taxes                         (675)             835            1,362            1,504
Income tax (provision), benefit                             20              (24)              36              (45)
                                                      --------         --------         --------         --------

Net income (loss)                                     $   (655)        $    811         $  1,398         $  1,459
                                                      ========         ========         ========         ========


Net income (loss) per share:
   Basic                                              $  (0.02)        $   0.03         $   0.05         $   0.05
   Diluted                                            $  (0.02)        $   0.03         $   0.04         $   0.05

Shares used in per share calculation:
   Basic                                                30,714           30,304           30,604           30,288
   Diluted                                              30,714           31,284           32,223           31,628
-----------------------------------------------------------------------------------------------------------------



           See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------
                                                                 June 30,     September 30,
(Thousands, except share amounts)                                  1998           1997
-------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                        $ 9,898        $ 6,937
Accounts receivable, less allowances                               5,200          7,284
Inventories                                                        4,694          3,176
Deferred tax asset                                                 2,029          1,950
Other current assets                                                 401            332
---------------------------------------------------------------------------------------
Total current assets                                              22,222         19,679
---------------------------------------------------------------------------------------

Property and equipment, net                                        6,806          4,384
Other assets                                                       2,849          2,977
---------------------------------------------------------------------------------------
                                                                 $31,877        $27,040
=======================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                 $ 2,610        $ 1,582
Accrued salaries, wages and employee benefits                        602            698
Other accrued liabilities                                            779            997
Deferred income on sales to distributors                             224            146
Current portion of capitalized lease obligations                   1,661          1,091
---------------------------------------------------------------------------------------
Total current liabilities                                          5,876          4,514
---------------------------------------------------------------------------------------
Long-term liabilities                                              4,921          3,308
---------------------------------------------------------------------------------------
Total stockholders' equity                                        21,080         19,218
---------------------------------------------------------------------------------------
                                                                 $31,877        $27,040
=======================================================================================



           See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                          Nine months ended
                                                                       -----------------------
                                                                       Jun. 30,        Jun. 30,
                                                                         1998            1997
                                                                       -------         -------
OPERATING ACTIVITIES:
Net income                                                             $ 1,398         $ 1,459
Adjustments to reconcile net income to cash provided by
operating activities:
         Depreciation and amortization                                   1,402           1,324
         Deferred taxes                                                    (79)             --
         (Gain) on equipment disposal                                       --             (62)
         Changes in assets and liabilities:
                  Accounts receivable                                    2,084           1,981
                  Inventories                                           (1,518)            749
                  Prepaid expenses and other assets                       (211)           (279)
                  Accounts payable                                       1,028          (3,853)
                  Accrued liabilities and long term obligations           (361)             17

                                                                       -------         -------
Net cash provided by (used for) operating activities                     3,743           1,336
                                                                       -------         -------

INVESTING ACTIVITIES:
Capital expenditures                                                      (324)           (146)
Proceeds on disposal of equipment                                           --              96
                                                                       -------         -------
Net cash provided by (used for) investing activities                      (324)            (50)
                                                                       -------         -------

FINANCING ACTIVITIES:
Payments of capital lease obligations                                     (922)           (742)
Proceeds from issuance of stock                                            464             133
                                                                       -------         -------
Net cash used for financing activities                                    (458)           (609)
                                                                       -------         -------

Net increase (decrease) in cash and cash equivalents                     2,961             677
Cash and cash equivalents at beginning of period                         6,937           3,974
                                                                       -------         -------
Cash and cash equivalents at end of period                             $ 9,898         $ 4,651
                                                                       =======         =======



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

         The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results expected for the year ending September 30, 1998.

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


NOTE 2. INVENTORIES

         Inventories were comprised of the following:

                                 Jun. 30,        Sep. 30,
                                   1998            1997
                                 --------        --------
                                      (in thousands)
          Work in process        $  1,696        $    437
          Finished goods            2,998           2,739
                                 --------        --------
                                 $  4,694        $  3,176
                                 ========        ========

NOTE 3. NON-RECURRING PRODUCTION TRANSFER COSTS

         Non-recurring costs such as tooling and engineering costs resulting from transferring production of current products to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Non-recurring costs which are associated with the development of new products are expensed as research and development costs when incurred. During the nine month period ended June 30, 1998 the Company did not capitalize any of such costs. During the nine month period ended June 30, 1997 the Company capitalized $250,000 of non-recurring production transfer costs. Amortization of aggregate capitalized non-recurring costs for the nine month periods ended June 30, 1998 and June 30, 1997 was $270,000 and $381,000, respectively.

NOTE 4. NET INCOME (LOSS) PER SHARE


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

         Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:


                    (In thousands, except per share amounts)

                                                             Three Months Ended               Nine Months Ended
                                                          -------------------------        ------------------------
                                                          June 30,         June 30,        June 30,        June 30,
                                                            1998             1997            1998            1997
                                                          --------         --------        --------        --------
Net income (loss) available to common stockholders
(numerator)                                                $  (655)        $    811        $  1,398        $  1,459

Shares calculation (denominator):

Weighted average shares outstanding                         30,714           30,304          30,604          30,288

Effect of dilutive securities:
Options                                                         --              980           1,619           1,340
                                                          --------         --------        --------        --------

Average shares outstanding assuming dilution                30,714           31,284          32,223          31,628
                                                          ========         ========        ========        ========

Basic earnings (loss) per share                            $ (0.02)        $   0.03        $   0.05        $   0.05
                                                          ========         ========        ========        ========

Diluted earnings (loss) per share                          $ (0.02)        $   0.03        $   0.04        $   0.05
                                                          ========         ========        ========        ========


         Options to purchase 4,320,000 shares of common stock were outstanding during the three month period ended June 30, 1998, but were not included in the computations of diluted EPS as the Company was in a loss situation. Options to purchase 1,258,000 shares of common stock were outstanding during the three month period ended June 30, 1997, but were not included in the computations of diluted EPS as the option exercise price was higher than the average market price of the common shares. Options to purchase 418,000 and 974,000 shares of common stock were outstanding during the nine month periods ended June 30, 1998 and June 30, 1997 respectively but were not included in the computations of diluted EPS as the option exercise price was higher than the average market price of the common shares.

NOTE 5.  RECENTLY ISSUED ACCOUNTING STANDARD

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 is not expected to have a material effect on the Company's consolidated financial statements, which will be effective for the Company's fiscal 2000.


NOTE 6. LITIGATION

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the captions "Legal Proceedings" and "Factors Affecting Operating Results" contained herein and under the caption "Business Risks" in the Company's fiscal 1997 annual report on Form 10-K.

         The following discussion should be read in conjunction with the Interim Condensed Financial Statements and Notes thereto and the SEEQ Technology Incorporated fiscal 1997 annual report on Form 10-K.

RESULTS OF OPERATIONS

         Revenues

         Net revenues were $6,171,000 in the third quarter of fiscal 1998, a decrease of $1,440,000 or 19% compared to net revenues of $7,611,000 for the third quarter of fiscal 1997. Net revenues were $21,603,000 in the nine month period ended June 30, 1998 compared to $22,266,000 for the nine month period ended June 30, 1997, a decrease of $663,000 or 3%. In the third quarter of fiscal 1998, products servicing the Fast Ethernet market accounted for approximately 79% of revenues compared to 66% of revenues for the third quarter of fiscal 1997. Revenues from Fast Ethernet products were approximately 73% and 53% of total revenues for the nine month periods ended June 30, 1998 and 1997, respectively.

         Gross Product Margins

         The Company includes in cost of revenues all costs associated with subcontractor manufacturing, electrical testing, subcontractor assembly and final test of its integrated circuits and subsystems, warehousing, shipping, product returns and reserves for inventory obsolescence. Allowances for product returns are netted against revenues. Gross profit for the third quarter of fiscal 1998 was $2,172,000 or 35% of net revenues, a decrease of $848,000 from $3,020,000 or 40% of net revenues in the third quarter of fiscal 1997. The decrease in gross profit percentage was primarily due to changes in product mix, higher yield variances on certain new products and higher inventory reserves, partially offset by better factory utilization. For the nine month period ended June 30, 1998, the gross profit margin was $8,979,000 or 42% of net revenues, compared to $8,056,000 or 36% of net revenues for the comparable period of fiscal 1997. The increase in gross profit margin is primarily attributable to changes in product mix, a shift to higher margin products and lower production costs, all of which were partially offset by the under-utilization of manufacturing capacity. Gross margins in future periods will be affected primarily by revenue levels and changes in product mix, average selling prices, factory utilization, wafer yields, the introduction of new products, and changes in manufacturing costs.

         Research and Development

         Research and development expenditures increased $198,000 from $899,000, or 12% of revenues in the third quarter of fiscal 1997, to $1,097,000, or 18% of revenues in the third quarter of fiscal 1998. For the nine month periods ended June 30, 1997 and 1998, research and development expenses increased $438,000 from $2,581,000, or 12% of revenues, to $3,019,000, or 14% of revenues, respectively. These increases were primarily due to an increase in payroll, outside consulting services, and equipment depreciation, partly offset by lower tooling costs. The Company expects that the level of research and development spending will increase in absolute dollars in the next several quarters as a result of increased development efforts on new LAN products, but may vary as a percentage of net revenues.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses increased $537,000 from $1,277,000, or 17% of revenues in the third quarter of fiscal 1997, to $1,814,000, or 29% of revenues in the third quarter of fiscal 1998. For the nine month periods ended June 30, 1997 and 1998, marketing, general and administrative expenses increased $820,000 from $3,973,000, or 18% of revenues, to $4,793,000, or 22% or revenues, respectively. These increases are primarily attributable to higher legal costs incurred in defending a patent infringement lawsuit. Legal costs for the Company's fourth fiscal quarter are expected to be similar to, or higher than in the third quarter. The Company anticipates that the level of marketing, general and administrative expenses will vary in future periods based on expected revenue growth.

         Interest and other, net

         Interest and other income, net increased from $87,000 in the third quarter of fiscal 1997 to $159,000 in the third quarter of fiscal 1998 and increased from $268,000 for the nine months ended June 30, 1997 to $458,000 for the nine months ended June 30, 1998. The fluctuations in interest income are directly affected by average cash balances. Interest expense decreased from $96,000 in the third fiscal quarter of 1997 to $95,000 in the third quarter of fiscal 1998. Interest expense decreased from $266,000 for the nine months ended June 30, 1997 to $263,000 for the nine months ended June 30, 1998.

         Income Taxes

         The effect of income taxes changed from a $24,000 provision in the third quarter of fiscal 1997 to a benefit of $20,000 in the third quarter of fiscal 1998. For the first nine months of fiscal 1998 the Company recognized a portion of its deferred tax asset in the amount of $79,000. This was partially offset by a provision of $43,000 for income taxes. For the first nine months of fiscal 1997 the Company recorded a provision of $45,000 for income taxes. The Company's provisions were computed by applying the estimated annual tax rate to income taxes, taking into account net operating loss carryforwards and alternative minimum taxes.

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

         The Company's net revenue and cost of revenues may vary depending upon the mix of products sold. Any unfavorable change in manufacturing yields or product mix, delays in new product introductions, under-utilization of manufacturing capacity, increased price competition or other factors could have a material adverse effect on the Company's operating results and financial condition. Historically, average selling prices in the semiconductor industry have decreased over the life of any particular product. There can be no assurance that the average selling prices of the Company's current or future products will not be subject to significant pricing pressures. In addition, the Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be cancelled or rescheduled without significant penalty to the customer. Due to the absence of significant non-cancelable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. The Company is also limited in its ability to reduce costs quickly in response to any revenue shortfalls, which could have a material adverse effect on the Company's business, operating results and financial condition. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

         The Company believes that existing sources of liquidity and anticipated cash flow from operations will be adequate to satisfy its cash requirements at least through the end of fiscal 1999. However, there can be no assurance that the Company will have adequate resources to satisfy such requirements. It may become necessary for the Company to raise funds from debt and/or equity financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all. Issuance of additional equity securities could result in dilution to stockholders. The inability to fund capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's cash and cash equivalents balance increased from $6,937,000 as of September 30, 1997 to $9,898,000 as of June 30, 1998, primarily from cash provided by operating activities, and partially offset by capital expenditures and payments of capital lease obligations.

         Operating Activities

         Cash flows provided by operating activities were $3,743,000 for the nine months ended June 30, 1998 compared to $1,336,000 for the nine months ended June 30, 1997. The increase is primarily attributable to the timing of inventory purchases and payments of trade accounts payable.

         Investing Activities

         Cash flows used for investing activities were $324,000 during the first nine months of fiscal 1998, compared to $50,000 for the first nine months of fiscal 1997, due primarily to an increase in capital expenditures.

         Financing Activities

         Cash flows used for financing activities were $458,000 in the nine month period ended June 30, 1998 compared to $609,000 in the nine month period ended June 30, 1997. Net proceeds from the issuance of stock pursuant to stock options and the Company's employee stock purchase plan were $464,000 for the first nine months of fiscal 1998 compared to $133,000 for the first nine months of fiscal 1997. Principal payments against capital lease obligations were $922,000 for the nine months ended June 30, 1998 compared to $742,000 for the three months ended June 30, 1997.

         In August 1996, the Company entered into a one-year revolving line of credit agreement with Silicon Valley Bank. This credit agreement was renewed by the Company in July 1997. Under the terms of the revolving line of credit, the Company can borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.25%. The revolving line of credit is secured by a security interest in the Company's assets, including intellectual property and expires August 17, 1998. The loan agreement requires the Company to remain profitable each fiscal quarter and to maintain certain quarterly financial ratios. The Company has received a waiver for the quarterly profitability requirement in the current quarter. The loan agreement also requires the Company to maintain a level of tangible net worth which, in effect, limits the ability of the Company to make payments of cash dividends. There were no borrowings outstanding under this revolving line of credit as of June 30, 1998. The Company is currently negotiating a renewal to the line of credit agreement.


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


         On January 21, 1998, the Court ruled upon certain motions filed by the Company. The Company had filed motions to declare all asserted claims of the Level One patents in the suit as invalid in view of certain prior art. As to these motions, the Court denied the Company's request. The Company also requested leave to amend its counterclaim to add the Company's U.S. Patent 5,504,738, asserting that Level One's products, including the LXT 970 product, infringe the `738 patent in the manner in which these products incorporate an auto-negotiate feature. The Court granted the Company's motion to amend. Currently, the Level One litigation involves two Level One patents and The Company's `738 patent. The Court has set a trial date for August, 1998. [No other motions are currently pending.]

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




                                        SEEQ TECHNOLOGY INCORPORATED
                                        (Registrant)



Dated:    August 11, 1998               By:

                                         /s/ Phillip J. Salsbury
                                        ----------------------------------------
                                        Phillip J. Salsbury
                                        President and Chief Executive Officer



Dated:    August 11, 1998               By:

                                         /s/ Gary R. Fish
                                        ----------------------------------------
                                        Gary R. Fish
                                        Vice President, Finance, Chief Financial
                                        Officer and Secretary

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
 27.1                              Financial Data Schedule