Form 10-K405
period 1998-09-30
SEEQ TECHNOLOGY INC
filed 1998-12-22
CIK 702756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998

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
                                             ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on December 1,1998 as reported by NASDAQ, was approximately $49,931,000.

The number of outstanding shares of the registrant's Common Stock on December 1, 1998 was 32,227,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 1998 Annual Meeting of Stockholders as filed with the Commission (the "Proxy Statement") - Part III, Items 10, 11, 12 and 13.

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

ITEM 1.  BUSINESS.

SEEQ Technology Incorporated (herein "SEEQ" or the "Company") is a leading supplier of Ethernet data communication products for networking applications. Ethernet is the dominant local area network ("LAN") technology today and was originally developed by Xerox and Digital Equipment Corporation in the late 1970s. As an Ethernet pioneer, SEEQ introduced the industry's first Ethernet chip set in 1982. SEEQ combines its strengths in digital and analog circuit design with its communication systems expertise to produce mixed-signal data communication solutions that provide increased functionality and greater reliability that result in lower total system cost. In 1983, the Company successfully developed the industry's first integrated Ethernet data communication controller. In 1994, SEEQ introduced the industry's first Fast Ethernet (100 megabits per second "Mbps") four-port controller. In 1997, the Company introduced the industry's first Gigabit Ethernet (1000 megabits per second "Mbps") controller for backbone connectivity, and in 1998 introduced the first four port physical layer device with Reduced Media Independent Interface
(RMII).

SEEQ's product development and marketing strategy is to sell its products to systems manufacturers who are performance and volume leaders in the information networking, telecommunications, personal computer, workstation and enterprise markets. The Company's more than 150 customers worldwide include such industry leaders as 3COM, Cabletron, Cisco Systems, Compaq, Fore Systems, Intel, Kingston, Northern Telecom, and Xircom. SEEQ's Ethernet data communication products are sold in numerous market applications of Ethernet adapter cards, workstations, media attachment units, print servers, file servers, repeaters, switches, bridges and routers.

SEEQ's product line includes Ethernet media access controllers, AutoDUPLEX(TM) Ethernet chip sets for automatic full duplex switched Ethernet applications, encoders/decoders, coaxial cable CMOS transceivers, unshielded twisted pair cable CMOS transceivers, and networking modules. In order to meet customers' needs for higher-speed LAN solutions, the Company offers products which support both Fast Ethernet and Gigabit Ethernet, in addition to traditional 10Base-T Ethernet (10Mbps) products.

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

Demand for LAN products has grown rapidly in recent years, as a result of the growth in corporate networks, the introduction of client/server computing, the expansion of the Internet, and the development of new applications, including video conferencing, image processing and multimedia. As networks grow in size and these new applications require faster data rates, business networks will require more throughput capacity than is provided by current implementations such as 10Mbps Ethernet or 16 Mbps Token Ring. Fast Ethernet (100Mbps), Gigabit Ethernet (1000Mbps) and ATM technologies are expected to satisfy the requirement for greater bandwidth capacity on most local area networks. The rapid price/performance improvements in the networking technology has further increased demand.

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

MAINTAIN COST-EFFECTIVE SILICON FOUNDRY RELATIONSHIPS

SEEQ obtains the necessary supply of finished wafers to meet its manufacturing needs through selective foundry arrangements with major semiconductor manufacturers. These relationships are intended to provide SEEQ with the required wafer fabrication capacity and access to next generation silicon process technology. Due to the changing demand for world-wide foundry capacity, it is the Company's objective to maintain two suppliers for each of its "high-volume" products. Presently, SEEQ has foundry arrangements with four semiconductor manufacturers; AMI Semiconductor, Ricoh Electronics, Samsung Semiconductor and TSMC.

EXTEND STRATEGIC RELATIONSHIPS WITH INDUSTRY LEADERS

SEEQ continues to work closely with systems manufacturers that are market and technology leaders, which in selected cases has led to strategic sole-source supplier arrangements. The Company believes that in order to build a long-term business relationship with a customer, the Company's product design and applications teams must focus on understanding and meeting the customer's specific system requirements. A close working relationship enables SEEQ to identify requirements for future systems being developed by the customer. In addition, the Company plays an active role in industry-wide alliances aimed at developing standards for new LAN technologies. SEEQ is a contributing member of the Gigabit Ethernet Alliance.

TARGET EMERGING MARKETS FOR HIGH SPEED  ETHERNET APPLICATIONS

Fast Ethernet has emerged over the last several years as a "user friendly" solution to expanding network throughput capacity. In Fiscal 1998, Fast Ethernet related product sales accounted for approximately 76% of SEEQ's total revenues. Even as the market for Fast Ethernet solutions accelerates, network providers are developing products supporting even higher data rates. SEEQ has worked closely with these early market entrants and the Gigabit Ethernet Alliance to develop a standard Gigabit Ethernet Media Access Controller for high-performance networking systems such as switches, routers and servers.

PRODUCTS

Electronic data communications is one of the largest and fastest growing segments of the integrated electronics market. LANs, representing networks connecting two or more computers and peripherals within a localized geographical area (e.g., office floor, building, or campus), address the need to share information among individuals in close proximity. The most popular data communication LAN technology in the market is Ethernet. The speed of standard Ethernet is 10Mbps. Today the vast majority of Ethernet products are based on IEEE 802.3 standards. The most rapidly growing Ethernet standard is 100Base-Tx, the operation of Ethernet over unshielded twisted pair ("UTP") wiring, at 100Mbps data rates.

The Company's Ethernet data link controllers are used in local area network systems that can interconnect a wide variety of computers and peripheral devices. They are generally used in Ethernet-compatible systems, and replace a substantial number of discrete components previously contained on a printed circuit board. The Company also produces a set of Ethernet encoder/decoder circuits, Ethernet physical layer devices (PHYs) , and Ethernet transceiver circuits. The Company's data communications products serve to reduce the cost of Ethernet connections for local area network manufacturers.

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

MARKETING AND SALES

The Company sells its products to OEMs and distributors representing a wide range of markets, including adapter cards, workstations, media attachment units, print servers, file servers, repeaters, switches, bridges and routers. The Company's ten largest customers accounted for approximately 79%, 74%, and 77% of net revenues for fiscal years 1996, 1997 and 1998, respectively. [Bay Networks (acquired by Northern Telecom in 1998) and Serial Systems accounted for approximately 42% and 10% of revenues in fiscal 1996, respectively. Northern Telecom and Cabletron accounted for approximately 25% and 17% of revenues in fiscal 1997, respectively. Northern Telecom and Cabletron accounted for approximately 41% and 14% of revenues in fiscal 1998, respectively.]

The Company coordinates all domestic sales through its Burlington, Massachusetts, and its Blue Bell, Pennsylvania, regional sales offices in addition to its Fremont, California headquarters. The Company's three OEM sales managers work closely with manufacturers' representatives and distributors to secure design-ins and production orders.

The Company markets its products through a network of independent manufacturers' representatives and independent distributors. The Company has contracted with five national distributors to stock and sell the Company's products from various stocking locations. In addition, the Company has contracted with approximately 15 independent manufacturers' representatives throughout the United States, representing over 150 individual salespeople. The representatives obtain orders for SEEQ, which the Company fills by shipping directly to the purchaser and for which the Company pays the representatives commissions based on the sales.

International sales for fiscal years 1996, 1997 and 1998, were approximately, $8.0 million, $9.8 million, and $7.6 million, representing approximately 25%, 28%, and 27% of product sales, respectively. Internationally, the Company sells its products through a network of approximately 22 manufacturer's representatives (seven stock inventories of the Company's product), together with international sales management in Fremont, California. Sales to foreign customers are shipped from the Company's headquarters F.O.B. and are billed and paid in United States dollars. Although sales may be made subject to tariffs in certain countries or with regard to certain products, at present the Company's average selling prices for foreign sales are not significantly different from those for domestic sales. Foreign sales are subject to certain control restrictions imposed by the United States and foreign governments, but the Company has not encountered any such limitations that have materially affected its foreign sales.

SEEQ's purchase orders do not necessarily result in sales as they are generally terminable by the customer without significant penalty. Consequently, backlog at any point in time is not necessarily indicative of future sales.

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

The Company is concentrating on the application of its proprietary technologies for the development of mixed signal integrated circuits for the data communications market. Present research and development efforts are focused on the development of controllers and media signaling integrated circuits for the Fast Ethernet market and the Gigabit Ethernet market.

The Company's research and development expenditures for the fiscal years 1996, 1997 and 1998, were approximately $3,303,000, $3,446,000, and $4,587,000, respectively. As of September 30, 1998, 19 employees were engaged in research and development activities.

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

COMPETITION

The semiconductor industry is intensely competitive and is characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened domestic and international competition in many markets. The Company competes with major domestic and international semiconductor companies, most of which have substantially greater financial, technical, manufacturing and marketing resources than the Company, as well as other substantial resources with which to more effectively pursue engineering, manufacturing, marketing and distribution of their products. In addition, many of the Company's competitors maintain their own wafer fabrication and manufacturing facilities, which the Company considers to be a competitive advantage. Accordingly, the Company believes that it is at a substantial competitive disadvantage in comparison to larger companies with wafer fabrication and manufacturing facilities, broader product lines, greater technical, financial and other resources and a higher level of customer service and support. New entrants may also increase their participation in the semiconductor market. The ability of the Company to compete successfully in the rapidly evolving area of high performance integrated circuit technology depends on factors both within and outside of its control, including, among others, success in designing and subcontracting the manufacture of new products that implement new technologies, adequate sources of raw materials, protection of the Company's products by effective utilization of intellectual property laws, product quality, reliability and price, efficiency of production, the pace at which customers incorporate the Company's integrated circuits into their products, success of competitors' products and general economic conditions. Because the Company does not currently manufacture its own semiconductor wafers, the Company is vulnerable to process technology advances utilized by competitors to manufacture higher performance or lower cost products. There is no assurance that the Company will be able to compete successfully in the future.

PATENTS, TRADEMARKS AND LICENSES

Although the Company believes its success depends primarily upon the experience and creative skills of its employees rather than the ownership of patents, the Company does pursue a policy of obtaining patents for certain inventions. The Company has obtained nonexclusive licenses from certain other organizations, such as Xerox Corporation, Level One Communications and Lucent Technologies, for use of product designs or patents in the development of the Company's products. Such license arrangements on a non-exclusive basis are customary in the industry.

As is the case with many companies in the semiconductor industry, it may become necessary or desirable in the future for SEEQ to obtain licenses relating to its products from others. Although patent holders in the industry typically offer licenses, and SEEQ in the past has entered into license agreements, there can be no assurance that licenses can be obtained on acceptable terms.

The Company has been issued eight United States patents for various data-communications technologies. These patents expire at various dates from 2011 to 2015. There can be no assurance that these patents will provide SEEQ with any meaningful protection. The Company also has certain federally registered trademarks. The Company is pursuing a systematic strategy of submitting patent applications whenever justified by a combination of business and technical considerations. The Company presently has on file with the U.S. Patent Office eleven applications, most of which relate to Fast Ethernet design technologies. In addition, the Company avails itself of mask work protection for its designs.

The Company, from time to time, enters into technology and second source agreements. The Company has not granted any rights relative to its process or design technology which are or will be exclusive.

EMPLOYEES

As of September 30, 1998, the Company had 75 employees, including 10 in marketing and sales, 19 in research, development and engineering related functions, 38 in manufacturing and 8 in management, administration and finance. The Company's success depends on a number of key employees, the loss of one or more of whom could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. The Company has never had a work stoppage, slow-down or strike. None of the Company's employees are represented by a labor union. The Company considers its employee relations to be good.


ITEM 2.  DESCRIPTION OF PROPERTIES.

The Company's executive offices and manufacturing and principal research and design facilities currently occupy a 54,000 square foot building located in Fremont, California. The building is leased by the Company under a lease scheduled to expire in 2005 with one five-year renewal option. The Company also leases additional offices for its regional sales managers in Blue Bell, Pennsylvania, and Burlington, Massachusetts.


ITEM 3.  LEGAL PROCEEDINGS.

On September 25, 1998, SEEQ settled a lawsuit filed by Level One Communications, Level One Communications, Inc. v. SEEQ Technology, Inc. (United States District Court for the Northern District of California, San Francisco Division, Case No. 95-04254 MHP). SEEQ agreed to take a fully-paid up license to Level One's asserted technology, and an initial agreement between Level One and SEEQ not to sue or counter-sue each other for patent infringement or otherwise for a period of two years from the date of execution of the settlement agreement. None of the Company's product lines will be affected by the settlement, nor will any continuing royalty or fee obligation exist in the future with respect to Level One's asserted technology. The Company took a one-time charge for the settlement of $3,156,000 in the fourth quarter ending September 30, 1998. Settlement costs included a cash payment and common stock issuance to Level One.

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

Pursuant to the Asset Purchase Agreement dated February 7, 1994, (the "Asset Purchase Agreement") by and between SEEQ and Atmel Corporation ("Atmel"), Atmel purchased the assets of SEEQ related to its electrically erasable programmable read only memory ("EEPROM") products (the "EEPROM Asset Sale"). A substantial portion of the consideration received by the Company in connection with the EEPROM Asset Sale was placed in escrow subject to certain claims of indemnity by Atmel under the Asset Purchase Agreement. As of September 30, 1998, $1,368,000 was on deposit in escrow (including interest of $839,000 earned thereon to such date). Such amount is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale under the terms of the Asset Purchase Agreement. Atmel has notified SEEQ that, based on certain claims asserted by Hualon Microelectronics Corporation ("HMC"), one of SEEQ's former foundries and joint development partners, that SEEQ previously granted HMC certain license rights to the EEPROM technology pursuant to an alleged license agreement, Atmel believes it may be entitled to assert a claim against this escrow account, although Atmel has not done so to date. The funds in this escrow account will remain in escrow until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or, if Atmel makes a claim prior to such date under such escrow, then until such claim is resolved. The Company will be entitled to receive such funds if it is determined that the alleged license agreement is invalid, or, if no such determination is made, to the extent that any claims made by Atmel that Atmel has suffered damages as a result of the alleged license agreement are unsuccessful, or if Atmel does not make a claim to such funds by February 1999, or as otherwise agreed by the Company and Atmel.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's stock is listed on the NASDAQ National Market under the symbol "SEEQ". The tables below present the high and low market prices for fiscal years 1998 and 1997. The Company has never paid dividends on common shares and has no present plans to do so. The Company's bank line of credit expired in August 1998, and thus was not in place at the end of the fiscal year. The Company renewed the line of credit agreement in November 1998. The financial covenants of this line of credit also restrict the amount the Company could pay in dividends.

                         Fiscal 1998              Fiscal 1997
Quarter               High         Low         High          Low
First                $4.375      $2.750       $3.938       $2.500
Second               $3.031      $2.156       $3.188       $1.750
Third                $3.188      $1.844       $2.563       $1.406
Fourth               $1.875      $0.688       $3.969       $1.875

The approximate number of stockholders at September 30, 1998 was 12,000.


STOCKHOLDER PROPOSALS.

Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders only included those received at the Company's principal executive offices by October 8, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting. Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to December 22, 1998, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement. The Company currently believes that the 1999 annual meeting of stockholders will be held during the fourth week of February 1999.

ITEM 6. SELECTED FINANCIAL DATA.

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------
                                            1994             1995             1996          1997          1998
                                          --------         --------         --------      --------      --------
                                                            (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                                  $ 21,480         $ 22,512         $ 31,338      $ 31,423      $ 28,109
Costs and expenses:
  Cost of revenues                          15,632           14,758           20,680        19,498        17,290
  Research and development                   3,278            3,069            3,303         3,446         4,587
  Marketing, general and                     6,939            3,827            4,579         5,397         6,884
    administrative
  Restructuring and other, net               4,932(1)          (399)(2)           --            --            --
                                          --------         ---------        --------      --------      --------
     Total costs and expenses               30,781           21,255           28,562        28,341        28,761
                                          --------         --------         --------      --------      --------
Income (loss) from operations               (9,301)           1,257            2,776         3,082          (652)

Interest (expense)                            (456)            (431)            (240)         (357)         (375)
Interest and other income, net                 187              518              403           382           614
Settlement costs                                                                              (300)(3)    (3,156)(4)
Gain on sale of stock                        1,693(5)            --               --            --            --
                                          --------         --------         --------      --------      --------
Income (loss) before income taxes           (7,877)           1,344            2,939         2,807        (3,569)
Income tax provision                            --              (14)             (88)        1,880        (1,941)
                                          --------         --------         --------      --------      --------
Net income (loss)                         $ (7,877)        $  1,330         $  2,851      $  4,687      $ (5,510)
                                          --------         --------         --------      --------      --------

Net income (loss) per share:
     Basic                                $  (0.33)        $   0.05         $   0.09      $   0.15      $  (0.18)
     Diluted                                 (0.33)        $   0.04         $   0.09      $   0.15      $  (0.18)

Shares used in per share calculation:
     Basic                                  23,777           27,244           30,070        30,305        30,635
     Diluted                                23,777           30,894           32,148        32,180        30,635

                                                                         SEPTEMBER 30,
                                          ----------------------------------------------------------------------
                                            1994             1995             1996          1997          1998
                                          --------         --------         --------      --------      --------
                                                                         (in thousands)
                                                                         --------------
BALANCE SHEET DATA:
Working capital                           $    908         $  6,382         $  9,153      $ 15,165      $ 11,926
Total assets                                17,307           18,934           26,435        27,040        28,749
Long-term obligations                        2,564            1,524            3,466         3,308         4,448
Stockholders' equity                         4,056           10,768           14,193        19,218        15,578

(1) The Company recorded $4,932,000 in charges against operations in fiscal 1994 representing a loss and other restructuring costs associated with the EEPROM Asset Sale and the discontinuation of the Company's end-user Ethernet adapter board products.

(2) The Company recorded $399,000 as a benefit against operations in fiscal 1995 representing a change in the estimates of its restructuring reserves.

(3) The Company recorded a charge of $300,000 for the settlement of litigation in fiscal 1997 relating to a contract dispute with a former supplier.

(4) The Company recorded a charge of $3,156,000 for the settlement of litigation in fiscal 1998 relating to a patent dispute.

(5) The Company recorded a gain on the sale of stock in the amount of $1,693,000.

The following table sets forth consolidated statements of operations data for each of the eight quarters beginning October 1, 1996 and ending September 30, 1998. This information has been derived from unaudited consolidated quarterly financial statements of the Company, which include all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of the information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                                     THREE MONTHS ENDED
                                 --------------------------------------------------------------------------------------------
                                  Dec 31,     Mar. 31,   Jun. 30,    Sep. 30,    Dec. 31,    Mar. 31,    Jun. 30,    Sep. 30,
                                   1996        1997        1997        1997        1997        1998        1998        1998
                                 --------    --------    --------    --------    --------    --------    --------    --------
                                                             (in thousands, except per share data)
                                                             -------------------------------------
Revenues                         $  6,624    $  8,031    $  7,611    $  9,157    $  7,552    $  7,880    $  6,171    $  6,506
                                 --------    --------    --------    --------    --------    --------    --------    --------

Costs and expenses:
  Cost of revenues                  4,560       5,059       4,591       5,288       4,183       4,442       3,999       4,666
  Research and development            780         902         899         865         850       1,072       1,097       1,568
  Marketing, general and
     administrative                 1,252       1,444       1,277       1,424       1,534       1,445       1,814       2,091
                                 --------    --------    --------    --------    --------    --------    --------    --------
     Total costs and expenses       6,592       7,405       6,767       7,577       6,567       6,959       6,910       8,325
                                 --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) from operations          32         626         844       1,580         985         921        (739)     (1,819)

Interest (expense)                    (83)        (87)        (96)        (91)        (89)        (80)        (95)       (111)
Interest and other income, net         86          95          87         114         136         164         159         155
Settlement costs                       --          --          --        (300)         --          --          --      (3,156)
                                 --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) before income            35         634         835       1,303       1,032       1,005        (675)     (4,931)
  taxes
Provision for income taxes             (1)        (20)        (24)      1,925          48         (32)         20      (1,977)
                                 --------    --------    --------    --------    --------    --------    --------    --------
Net income (loss)                $     34    $    614    $    811    $  3,228    $  1,080    $    973    $   (655)   $ (6,908)
                                 ========    ========    ========    ========    ========    ========    ========    ========

Net income (loss) per share:
     Basic                       $   0.00    $   0.02    $   0.03    $   0.11    $   0.04    $   0.03    $  (0.02)   $  (0.22)
     Diluted                     $   0.00    $   0.02    $   0.03    $   0.10    $   0.03    $   0.03    $  (0.02)   $  (0.22)

Shares used in per share
  calculation:
     Basic                         30,272      30,288      30,304      30,357      30,473      30,624      30,714      30,727
     Diluted                       31,885      31,571      31,284      31,951      32,556      32,036      30,714      30,727


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

During the third quarter of fiscal 1994, SEEQ sold the 135,593 shares of Atmel Common Stock it received in the EEPROM Asset Sale for total proceeds of $6,693,000, reflecting a gain on the sale of $1,693,000. A significant portion of the proceeds from the stock sale was deposited in two escrow accounts subject to claims of indemnity by Atmel under the Asset Purchase Agreement. One escrow account, which contained $600,000, was subject to claims by Atmel with respect to the equipment, inventory and accounts receivable sold to Atmel in the EEPROM Asset Sale. Atmel asserted a claim for the full amount deposited in this escrow account. On January 30, 1995, the Company entered into an agreement with Atmel to settle Atmel's claim. Under the terms of the agreement, $250,000 was distributed to Atmel and the remaining $350,000 was distributed to the Company. The second escrow account, which initially contained $4,329,000 (recorded as other assets), is subject to any future claims that may be made by Atmel with respect to the EEPROM technology sold to Atmel in the EEPROM Asset Sale. During the first quarter of fiscal 1995, the fourth quarter of fiscal 1996, the fourth quarter of fiscal 1997, and the fourth quarter of fiscal 1998, $300,000 and $1,000,000, and $1,200,000, and $1,300,000 respectively, was distributed to SEEQ from the escrow account, leaving $1,368,000 on deposit therein as of September 30, 1998 (including interest earned to date of $839,000). Atmel has notified SEEQ that, based on certain claims asserted by HMC, one of SEEQ's foundries and joint development partners, that SEEQ previously granted HMC certain license rights to the EEPROM technology, Atmel believes it may be entitled to assert a claim against this escrow account, although, Atmel has not done so to date. The funds in this escrow account will remain in escrow until February 1999, or until a determination is made that SEEQ is entitled to such funds under any release condition in the escrow agreement, or if Atmel makes a claim prior to February 1999 under such escrow, then until such claim is resolved by a court.

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

EEPROM ASSET SALE RESTRUCTURING

In connection with the EEPROM Asset Sale and the Company's decision in fiscal 1994 to discontinue its end-user Ethernet adapter board product line, the Company adopted a restructuring plan pursuant to which, among other things, certain business operations were discontinued, certain facilities were eliminated and certain employees were terminated.

The following table summarizes the activity under this restructuring plan for the years ended September 30, 1997 and 1998 (in thousands):

---------------------------------------------------------------------------------------------------
                     Reserve at      Utilization      Reserve at       Utilization      Reserve at
                   September 30,    Charge During    September 30,    Charge During   September 30,
                        1996         Fiscal 1997         1997          Fiscal 1998         1998
Excess facilities      $(682)           $ 122           $(560)            $ 122           $(438)

In connection with the EEPROM Asset Sale, the Company incurred certain restructuring costs or realized certain benefits during fiscal 1995 and 1996 as follows:

Excess facilities. During fiscal 1994, the Company decided to sublease its headquarters' office and manufacturing facilities for the approximately eight years remaining on the term of the lease. The Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under a sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations were located at a higher rental rate than previously estimated, and as a result in 1995, recorded an $818,000 reduction to its restructuring reserves. The Company also recorded $915,000 of facility lease payments, broker fees and relocation costs in connection with the sublease. During fiscal 1996, 1997, and 1998, the Company recorded $119,000 $122,000, and $122,000, respectively, of facility lease payments in excess of the sublease amount.


ANNUAL RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

The Company's revenues in fiscal 1998 were $28,109,000, a decrease of 11% from $31,423,000 in fiscal 1997. [Bay Networks (acquired by Northern Telecom in 1998) accounted for 41% of the Company's total revenues in fiscal 1998 compared to 25% of total revenues in fiscal 1997. Cabletron, accounted for 14% of revenues in 1998 compared to 17% in 1997.] Unit sales volumes decreased 32% and average selling prices increased 34% in fiscal 1998 as compared to fiscal 1997. These changes are due to the fact that the Company's product mix continued to shift from standard Ethernet to Fast Ethernet products. Fast Ethernet products accounted for 76% of the Company's revenues in fiscal 1998 compared to 55% in fiscal 1997.

Gross margins were 38.5% in fiscal 1998, compared to 37.9% in fiscal 1997. The improvement in gross margins is mainly attributable to the changing product mix toward Fast Ethernet products. Gross margins in future periods will be affected primarily by sales levels and product mix, average selling prices, wafer yields, and the introduction of new products and improvements in manufacturing costs.

Research and development expenditures increased from $3,446,000 in fiscal 1997 to $4,587,000 in fiscal 1998, primarily due to higher payroll, tooling, consulting and other outside services costs As a percentage of sales, research and development expenditures increased from 11.0% in fiscal 1997 to 16.3% in fiscal 1998. The Company expects that the level of research and development spending will increase in absolute dollars in future periods as a result of increased development efforts on new LAN products and manufacturing cost reduction programs on existing products, but may vary as a percentage of revenues.

Marketing, general and administrative expenses increased from $5,397,000 in fiscal 1997 to $6,884,000 in fiscal 1998, and increased as a percentage of sales from 17.2% to 24.5%, respectively. The dollar increase was attributable primarily to higher legal expenses relating to litigation issues partly offset by lower sales commissions. The Company anticipates that the level of marketing, general and administrative expenses will vary in future periods based on expected sales growth.

Interest expense has resulted primarily from borrowings under the Company's equipment leases. Interest expense increased from $357,000 in fiscal 1997 to $375,000 in fiscal 1998 due to an increase in financing costs for new capital equipment and software.

Interest income increased from $382,000 in fiscal 1997 to $614,000 in fiscal 1998 due to higher cash balances.

The Company incurred a settlement expense of $3,156,000 in 1998 for a patent dispute. The Company incurred a settlement expense of $300,000 in 1997 related to a contract dispute with a former supplier.

The net income tax provision in 1998 was $1,941,000 as compared to a credit of $1,880,000 in fiscal 1997. The change was primarily due to the reversal in 1998 of the recognition of a portion of the Company's deferred tax assets. For further explanation of the Company's deferred tax assets, see Note 9 to the financial statements.

FISCAL 1997 COMPARED TO FISCAL 1996

The Company's revenues in fiscal 1997 were $31,423,000 relatively unchanged from $31,338,000 in fiscal 1996. Bay Networks (acquired by Northern Telecom in 1998) accounted for 25% of the Company's total revenues in fiscal 1997 compared to 42% of total revenues in fiscal 1996. Revenues from Cabletron, a new customer, accounted for 17% of revenues in 1997. Unit sales volumes decreased 35% and average selling prices increased 54% in fiscal 1997 as compared to fiscal 1996. These changes were due to the fact that the Company's product mix continued to shift from standard Ethernet to Fast Ethernet products. Fast Ethernet products accounted for 55% of the Company's revenues in fiscal 1997 compared to 31% in fiscal 1996.

Gross margins were 37.9% in fiscal 1997, compared to 34.0% in fiscal 1996. The improvement in gross margins was mainly attributable to the changing product mix toward Fast Ethernet products.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and met its capital requirements primarily through cash raised from operations, private and public placements of equity, capital leases and bank lines of credit.

Management believes that existing sources of liquidity and anticipated cash flow from operations will be adequate to satisfy its projected working capital expenditures through the end of fiscal 1999. However, there can be no assurance that the Company will have adequate resources to satisfy such requirements. It may become necessary for the Company to raise additional funds from debt and/or equity financing. There can be no assurance that such funds will be available on terms acceptable to the Company, if at all.

The Company's cash and cash equivalents balance increased from $6,937,000 as of September 30, 1997 to $10,172,000 as of September 30, 1998.

Operating Activities

Cash flows provided by operating activities were $3,586,000 in fiscal 1998 compared to $2,592,000 for fiscal 1997. The change in operating activities cash flow from 1997 to 1998 was due primarily to the net loss in fiscal 1998 of $5,510,000 compared to a net profit of $4,687,000 in fiscal 1997. Inventories increased by $904,000 in fiscal 1998 and decreased by $2,176,000 in fiscal 1997. Accounts payable increased by $1,733,000 in fiscal 1998 compared to a decrease of $4,689,000 in fiscal 1997. Other accrued liabilities increased by $1,889,000 in fiscal 1998 compared to an increase of $119,000 in fiscal 1997. The Company recorded the obligation to issue stock in settlement of litigation of

$1,406,000 in 1998. The Company recorded a provision for deferred taxes of $1,950,000 in 1998 compared to a benefit of $1,950,000 in 1997.

In fiscal 1997 cash flows provided by operating activities were $2,592,000 compared to cash used of $267,000 in 1996. The improvement was primarily attributable to an increase in net profit of $1,836,000 and a reduction in working capital.

Investing Activities

Cash flows provided by investing activities in fiscal 1998 were $543,000 compared to $1,069,000 in fiscal 1997. The release of funds held in escrow was $1,300,000 and $1,200,000 in fiscal 1998 and 1997, respectively. Capital acquisitions, primarily for test equipment, and engineering tools, in fiscal 1998 were $757,000. The Company anticipates capital expenditures in fiscal 1999 primarily for test equipment, engineering tools and software of approximately $1,000,000 of which it is expected that approximately half of that will be financed through equipment leases.

In fiscal 1997 cash flows provided by investing activities were $1,069,000 compared to $3,676,000 in 1996. The reduction was primarily attributable to the retirement of short-term investments in a restricted account.

Financing Activities

Cash flows used in financing activities in fiscal 1998 were $894,000. During fiscal 1998, the Company received proceeds of $464,000 from the issuance of its common stock, primarily from stock option exercises. These were partially offset by payments on capital lease obligations of $1,358,000.

In fiscal 1997 cash flows used in financing activities were $698,000 compared to $3,117,000 in 1996. The reduction was primarily attributable to the repayment of a short-term note payable.

In August 1996, the Company entered into a one-year revolving line of credit agreement with Silicon Valley Bank. The Company renewed this credit agreement in August 1997 and November 1998. Under the current terms of the bank revolving line of credit, the Company can borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.25%. The revolving line of credit is secured by a security interest in the Company's assets, including intellectual property. The loan agreement requires the Company to meet certain profitability levels and to maintain certain financial ratios.

Historically, the Company has financed a significant amount of its capital expenditures through capital leases. For fiscal years 1998, 1997, and 1996, capital lease obligations incurred were $3,230,000, $1,224,000, and $3,367,000, respectively. Payments of principal and interest, for capital leases in place at the end of fiscal 1998, will be $1,982,000, $1,566,000, and $1,082,000, for fiscal years 1999, 2000, and 2001 respectively.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

The Company incurred a net loss in fiscal 1998 of $5,510,000. The Company incurred net losses during each of the five fiscal years ended September 30, 1994. During the fiscal years ended September 30, 1990, 1991, 1992, 1993 and 1994, the Company incurred net losses of $26.1 million, $3.2 million, $11.3 million, $4.1 million and $7.9 million, respectively. The Company achieved a profit of approximately $1.3 million for the fiscal year ended September 30, 1995, approximately $2.9 million for the fiscal year ended September 30, 1996, and approximately $4.7 million for the fiscal year ended September 30, 1997. The Company had an accumulated deficit of approximately $110 million at September 30, 1998. There can be no assurance that the Company will be able to sustain profitability or revenue growth in the future. The Company's ability to maintain profitability in the future will depend, among other things, on its ability to successfully manufacture and sell its products, to develop new products and to control its costs and expenses. Failure by the Company to maintain revenue growth or profitability would impair the Company's ability to sustain its operations.

CUSTOMER CONCENTRATION

During certain periods, a relatively small number of the Company's customers have accounted for a significant portion of the Company's revenues. Sales to Bay Networks and Cabletron accounted for approximately 25% and 17% of the Company's revenues in fiscal 1997, respectively. Sales to Bay Networks and Cabletron accounted for approximately 41% and 14% of the Company's revenues in fiscal 1998, respectively. The reduction, delay or cancellation of orders from one or more of the Company's significant customers for any reason, including a reduction in the demand for data communications products that include the Company's products, could have a material adverse effect on the Company's results of operations and financial condition. The Company's sales to its customers are made under purchase orders and not pursuant to any long-term agreements. In addition, the Company's products are often sole-sourced to its customers, and the Company's operating results and financial condition could be materially and adversely affected if one or more of the Company's major customers were to develop other sources of supply. Furthermore, in view of the short product life cycles, in the market for data communications products, the Company's operating results would be materially and adversely affected if one or more of the Company's significant customers were to purchase integrated circuits manufactured by one of the Company's competitors for inclusion in new generations of products developed by its customers. The Company is also dependent upon sales representatives and distributors for the sales of its products to systems manufacturers. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current customers could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

The average selling prices of the Company's products historically have decreased over the products' lives and are expected to continue to do so. To offset average selling price decreases typically experienced over the life of any particular product, the Company relies primarily on obtaining cost reductions in the manufacture of those products and on introducing new, higher priced products which incorporate advanced features or address new or emerging markets. To the extent that such cost reductions and new product introductions do not occur in a timely manner, the Company's operating results will be adversely affected. As a result, the Company's operating results will depend to a substantial extent on its ability to continue to successfully introduce new products on a timely basis that compete effectively on the basis of price and performance and that address customer requirements. The success of new product introductions into the marketplace is dependent upon several factors, including proper new product definition, timely completion and introduction of new product designs, availability of production capacity, achievement of acceptable manufacturing yields and market acceptance of such new products. The development cycle for new products is generally one to two years, depending upon the complexity of the product. Accordingly, new product development requires a long-term forecast of market trends and customers' needs and may be adversely affected by competing technologies serving markets addressed by the Company's products. Although the Company has successfully developed new products in the past, there can be no assurance that it will continue to be able to do so in the future. In this regard, as a result of the Company's financial results in the past several years and other factors, the Company has been unable to introduce new products as fast as existing products become obsolete or as such product sales decline, as reflected by the reductions in sales over such period. The Company has experienced certain delays in the development of certain of its new products, which the Company believes may have a material adverse effect on the Company's results of operations in future periods. Although the Company has increased its development efforts over the past year, there can be no assurance that such delays will not continue to occur in future periods. The markets for the original equipment manufacturers who purchase the Company's products are characterized by rapidly changing technology, evolving industry standards and improvements in products and services. If technologies or standards supported by the Company's products become obsolete or fail to gain widespread commercial acceptance, the Company's business may be materially adversely affected. As a result, the Company believes that continued significant expenditures for research and development will be required in the future. If the Company were unable to design, develop and introduce competitive products on a timely basis, its future operating results would be materially adversely affected.

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

LIQUIDITY; FUTURE CAPITAL REQUIREMENTS

The Company presently believes that anticipated cash provided by operations, and existing cash will be adequate to meet its cash needs for at least the next 12 months. However, the Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and/or capital expenditures. The Company's future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. Accordingly, the Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional debt and/or equity financing, if required, will be available on acceptable terms or at all.

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

YEAR 2000

The "Year 2000 issue" arises because many computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly. As is true for most companies, the Year 2000 issue creates risk for the Company. The Company has identified four areas of potential problems stemming from the Year 2000 issue: product, internal systems, vendor dependencies, and economic factors.

The Company's products are designed to move data. The products contain no date functions or dependencies and therefore will operate according to specification through the year 2000 and beyond. The Company's customers, however, incorporate the Company's components in products that are very complex, and the Company has no control over the design and manufacture of such products. The Company can make no assurance that its customers' products will not be adversely affected by the year 2000 issue. In that event that such products are affected, the Company's financial results could be materially adversely affected.

The Year 2000 issue has the potential to disrupt the systems that perform the Company's business transactions including financial systems (general ledger, accounts payable, accounts receivable, and purchasing), order entry, inventory and production control, and material requirements planning. The Year 2000 issue could also disrupt the Company's personal computer applications, engineering workstations, product testing systems, telecommunications and network systems. The Company has performed a detailed inventory and assessment of these systems with respect to Year 2000 issues, and is in the process of modifying, upgrading and testing affected systems. Management believes that it has identified all of the significant internal systems related exposures, and expects to complete its Year 2000 testing by March, 1999.

The Company believes that the most likely Year 2000 problem relates to the area of vendor dependencies. The Company is in the process of contacting critical outside vendors to determine that the vendors' operations, and the products and services they provide are Year 2000 compliant. If the Company determines that the vendor will not be compliant, the Company will attempt to seek alternative sources of products and services, where practicable. However, the Company does not have the resources to definitively determine the Year 2000 readiness of its vendors, and relies wholly on the written assurances of the vendors in this regard. Moreover, the Company believes that the greatest risk arises from infrastructure, ie., power and water supplies, telecommunications, government services, and transportation supply chains, over which the Company has minimal influence. If critical suppliers fail to achieve compliance, the Company could be materially adversely affected.

The Company believes that the Year 2000 problem may cause significant economic effects that could materially affect the Company's results. The infrastructure problems discussed above could result in regional or worldwide recessions, which could reduce demand for the Company's products. Additionally, as businesses commit resources to the Year 2000 problem, networking projects could be delayed or cancelled, thus also reducing demand for the Company's products.

The Company is developing contingency plans to address the Year 2000 issues that may pose a significant risk to its operations, and expects these plans substantially complete by June 1999. The Company will monitor potential Year 2000 exposures thereafter, and adjust its contingency plans as necessary. Such plans could include adjustment of production and shipping schedules, changes in the work schedules of key information systems personnel, accelerated replacement of affected equipment or software, temporary use of back-up equipment or software or the implementation of manual procedures to compensate for system deficiencies. However, there can be no assurance that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected.

The Company estimates that the cost of its Year 2000 efforts will be approximately $800,000. (This includes approximately $750,000 for the Company's enterprise computer system, which was installed in 1997 to replace a non-compliant system. This cost is included here because, although the Company had already planned to install this system, and is deriving benefits over and above Year 2000 compliance from the system, the Year 2000 situation was a factor in expediting its installation.) The Company estimates that the remaining cost to complete the project will be approximately $25,000. This cost estimate was derived utilizing numerous assumptions, including the assumption that the Company has already identified its most significant Year 2000 issues and that the compliance plans of its third party suppliers will be fulfilled in a timely manner without cost to the Company. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

RISKS ASSOCIATED WITH FOREIGN SUPPLIERS

A substantial number of the Company's products are manufactured, and all of the Company's products are assembled, by independent foundries and assembly suppliers located in foreign countries, including Taiwan, Japan and South Korea. The Company is, therefore, subject to certain risks generally associated with contracting with foreign suppliers, including currency exchange fluctuations, political and economic instability, trade restrictions and changes in tariff and freight rates.

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

LITIGATION

On September 25, 1998, SEEQ settled a lawsuit filed by Level One Communications, Level One Communications, Inc. v. SEEQ Technology, Inc.. As part of the settlement the Company received a license to Level One's asserted technology, and both parties entered into an initial agreement not to sue or counter-sue each other for patent infringement or otherwise for a period of two years from the date of execution of the settlement agreement. None of the Company's product lines will be affected by the settlement, nor will any continuing royalty or fee obligation exist in the future with respect to Level One's asserted technology. The Company took a one-time charge for the settlement of $3,156,000 in the fourth quarter ending September 30, 1998. Settlement costs included a cash payment and common stock issuance to Level One. In September of 1997 and June 1995, the Company settled litigation with a former supplier and landlord, respectively. As of September 30, 1998 there was no litigation pending against the Company. However, there can be no assurance that such litigation will not arise in the future. Litigation is often highly complex, can extend for a protracted period of time, can involve substantial cost to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increase the cost of such litigation. There can be no assurance that such costs and diversion of resources would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

PATENTS, LICENSES AND INTELLECTUAL PROPERTY CLAIMS

The Company's success depends in part on its ability to obtain patents, licenses and other intellectual property rights covering its products and manufacturing processes. To that end, the Company has in the past acquired certain patents and patent licenses and intends to continue to seek patents on its inventions and manufacturing processes in appropriate circumstances. The process of seeking patent protection can be long and expensive and there can be no assurance that patents will issue from currently pending or future applications or that existing patents or any new patents that may be issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. The Company may be subject to or may initiate interference proceedings in the patent office, which can demand significant financial and management resources. As is typical in the semiconductor industry, the Company has from time to time received, and may in the future receive, communications alleging possible infringement of patents or other intellectual property rights of others. Based on industry practice, the Company believes that any necessary licenses or other rights are often obtainable on commercially reasonable terms, but no assurance can be given that licenses would be available or that litigation would not ensue. Litigation, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation could have a material adverse effect on the Company's operations. See "Risk Factors--Litigation."

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Financial Statements

   Financial Statements
                                                                                              Page

   Report of Independent Accountants                                                           22

   Balance Sheets at September 30, 1998 and 1997                                               23

   Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996              24

   Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996    25

   Statements of Cash Flows for the Years Ended September 30, 1998, 1997, and 1996.            26

   Notes to Financial Statements                                                            27-34

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

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
OF SEEQ TECHNOLOGY INCORPORATED

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SEEQ Technology Incorporated at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP

San Jose, California
October 16, 1998

BALANCE SHEETS

-------------------------------------------------------------------------------------------------------
                                                                          SEPTEMBER 30,   SEPTEMBER 30,
(Thousands, except share amounts)                                                  1998            1997
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                                     $  10,172       $   6,937
Accounts receivable, less allowances for sales returns and
    doubtful accounts of $525 and $245                                            5,971           7,284
Inventories                                                                       4,080           3,176
Deferred tax asset                                                                   --           1,950
Other current assets                                                                426             332
                                                                              ---------       ---------
Total current assets                                                             20,649          19,679
                                                                              ---------       ---------
Property and equipment:
Machinery and equipment                                                          10,976           8,265
Furniture and fixtures                                                            5,193           3,931
Leasehold improvements                                                              412             403
                                                                              ---------       ---------
                                                                                 16,581          12,599
Accumulated depreciation and amortization                                       (10,021)         (8,215)
                                                                              ---------       ---------
                                                                                  6,560           4,384
Other assets                                                                      1,540           2,977
                                                                              ---------       ---------
                                                                              $  28,749       $  27,040
                                                                              =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                              $   3,315       $   1,582
Accrued salaries, wages and employee benefits                                       732             698
Other accrued liabilities                                                         2,489             997
Deferred income on sales to distributors                                            543             146
Current portion of capitalized lease obligations                                  1,644           1,091
                                                                              ---------       ---------
Total current liabilities                                                         8,723           4,514
                                                                              ---------       ---------
Long-term liabilities                                                             4,448           3,308
                                                                              ---------       ---------
Commitments and contingencies (see Notes 7 and 9.)
Stockholders' equity:
Common stock to be issued for litigation settlement                               1,406              --
Preferred stock, $0.01 par value; 1,000,000 shares authorized,
    no shares outstanding                                                            --              --
Common stock, $0.01 par value; 40,000,000 shares authorized,
    30,726,900 and 30,427,700 shares outstanding                                    307             304
Additional paid-in capital                                                      124,221         123,760
Accumulated deficit                                                            (110,356)       (104,846)
                                                                              ---------       ---------
Total stockholders' equity                                                       15,578          19,218
                                                                              ---------       ---------
                                                                              $  28,749       $  27,040
                                                                              =========       =========

               See accompanying notes to financial statements

STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)               Year Ended September 30,
----------------------------------------------------------------------------------
                                                 1998          1997          1996
                                               -------       -------       -------
Revenues                                       $28,109       $31,423       $31,338
                                               -------       -------       -------
Costs and expenses:
Cost of revenues                                17,290        19,498        20,680
Research and development                         4,587         3,446         3,303
Marketing, general and administrative            6,884         5,397         4,579
                                               -------       -------       -------
                                                28,761        28,341        28,562
                                               -------       -------       -------
Income (loss) from operations                     (652)        3,082         2,776
Interest expense                                  (375)         (357)         (240)
Interest and other income, net                     614           382           403
Settlement costs                                (3,156)         (300)           --
                                               -------       -------       -------
Income (loss) before provision for income
  taxes                                         (3,569)        2,807         2,939

Income tax  (provision) benefit                 (1,941)        1,880           (88)
                                               -------       -------       -------
Net income (loss)                              $(5,510)      $ 4,687       $ 2,851
                                               =======       =======       =======

Net income (loss) per share:
    Basic                                      $ (0.18)      $  0.15       $  0.09
    Diluted                                    $ (0.18)         0.15          0.09

Shares used in per share calculations:
    Basic                                       30,635        30,305        30,070
    Diluted                                     30,635        32,180        32,148
                                               =======       =======       =======

See accompanying notes to financial statements

STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------
Years ended September 30, 1998, 1997 and 1996




                                         Common Stock                             Common Stock
                                                                 Additional     to be issued for
                                                                  Paid-in          Litigation      Accumulated
(In Thousands)                        Shares       Amount         Capital          Settlement        Deficit           Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995         29,770        $298          $122,854         $   --           $(112,384)        $10,768

Issuance to employees under              339
employee stock plans                      --           3               475             --                  --             478
Exercise of warrants                     136           1                95             --                  --              96
Net income                                --          --                --             --               2,851           2,851
                                      ------        ----          --------         ------           ---------         -------
Balance at September 30, 1996         30,245         302           123,424             --            (109,533)         14,193
Issuance to employees under
employee stock plans                     183           2               336             --                  --             338
Net income                                --          --                --             --               4,687           4,687
                                      ------        ----          --------         ------           ---------         -------
Balance at September 30, 1997         30,428         304           123,760             --            (104,846)         19,218

Issuance to employees under
employee stock plans                     299           3               461             --                  --             464
Common stock to be issued                 --          --                --          1,406                  --           1,406
for litigation settlement
Net loss                                  --          --                --             --              (5,510)         (5,510)
                                      ------        ----          --------         ------           ---------         -------
Balance at September 30, 1998         30,727        $307          $124,221         $1,406           $(110,356)        $15,578
                                      ======        ====          ========         ======           =========         =======

                 See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------
                                                                 Year Ended September 30,
                                                         ------------------------------------
(Increase/(decrease) in cash and cash equivalents,          1998         1997         1996
in thousands)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $(5,510)     $ 4,687      $ 2,851
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
Depreciation and amortization                                2,123        1,808        1,173
Common stock to be issued for litigation                     1,406           --           --
  settlement
(Gain) on disposal of equipment                                 --          (62)         (10)
(Benefit) provision for deferred taxes                       1,950       (1,950)          --
Changes in assets and liabilities:
    Accounts receivable                                      1,313          951       (4,335)
    Inventories                                               (904)       2,176       (3,122)
    Other current assets                                       (94)          36         (156)
    Other assets                                              (175)        (446)      (1,068)
    Accounts payable                                         1,733       (4,689)       4,333
    Accrued salaries, wages and employee benefits               34          112          119
    Other accrued liabilities and deferred income on sales
     to distributors                                         1,889          119           74
    Long term obligations                                     (180)        (150)        (126)
                                                           -------      -------      -------
Net cash provided by (used in) operating activities          3,586        2,592         (267)
                                                           -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                          (757)        (227)        (334)
Proceeds on disposal of equipment                               --           96           10
Release of funds held in escrow                              1,300        1,200        1,000
Short-term investments in restricted account                    --           --        3,000
                                                           -------      -------      -------
Net cash provided by investing activities                      543        1,069        3,676
                                                           -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term borrowings                               --           --       (3,000)
Payments of capital lease obligations                       (1,357)      (1,036)        (691)
Proceeds from issuance of stock                                464          338          574
                                                           -------      -------      -------
Net cash used in financing activities                         (894)        (698)      (3,117)
                                                           -------      -------      -------
Net increase in cash and cash equivalents                    3,235        2,963          292
Cash and cash equivalents at beginning of period             6,937        3,974        3,682
                                                           -------      -------      -------
Cash and cash equivalents at end of period                 $10,172      $ 6,937      $ 3,974
                                                           -------      -------      -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest                                                   $   375      $   345      $   264
Taxes                                                          163           53           21
Capitalized lease obligations incurred for the
  acquisition of equipment                                 $ 3,230      $ 1,224      $ 3,367

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

SEEQ Technology Incorporated (the "Company" or "SEEQ"), incorporated in Delaware, was formed on January 13, 1981 to engage in the development, production and sale of state-of-the-art, high technology semiconductor devices.

For purposes of presentation, the Company has indicated its fiscal year as ending on September 30, whereas, in fact, the Company operates on a 52/53-week fiscal year ending on the last Sunday in September of each year. Fiscal 1998 and 1997 are 52-week years and fiscal 1996 is 53 weeks. Two customers accounted for approximately 41% and 14% of revenues in fiscal 1998, two customers accounted for approximately 25% and 17% of revenues in fiscal 1997, and two customers accounted for approximately 42% and 10% of revenues in fiscal 1996. Sales to foreign customers in fiscal years 1998, 1997, and 1996 represented 21%, 31%, and 25%, respectively, of revenues during such years. During fiscal years 1998, 1997, and 1996, approximately $2.9 million, $3.1 million, and $2.0 million respectively, represented sales to customers in Europe, and $3.1 million, $6.1 million, and $5.8 million, respectively, represented sales to customers in the Asia/Pacific region. Sales to other foreign geographical regions during such years were not material.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS. The Company considers all highly liquid investment instruments with a maturity of three months or less at the time of the purchase to be cash equivalents. The Company categorizes its debt and equity securities, which are comprised of (i) investments in high grade commercial paper included in cash and cash equivalents and, (ii) the escrow account relating to the EEPROM technology sold to Atmel in the EEPROM Asset Sale, as available-for-sale; any significant unrealized holding gains or losses will be excluded from earnings and reported net of the income tax effect in a separate component of stockholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS. For certain of the Company's financial instruments, including cash and cash equivalents, short term investments and accounts receivable, the carrying amounts approximate fair value.

INVENTORIES. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Inventories consist of the following (in thousands):
----------------------------------------------------

                                September 30,
                              1998            1997
Work in process            $ 1,686         $   437
Finished goods               2,394           2,739
                           -------         -------
                           $ 4,080         $ 3,176
                           =======         =======

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

NON-RECURRING PRODUCTION TRANSFER COSTS. Non-recurring costs such as tooling and engineering costs resulting from the transfer of current product to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Non-recurring costs which are associated with the development of new products are expensed as research and development costs when incurred. During fiscal 1998, the Company did not capitalize any such non-recurring product transfer costs and amortized $312,000 of accumulated costs. During fiscal 1997, the Company capitalized $250,000 of non-recurring product transfer costs and amortized $517,000 of accumulated costs. During fiscal 1996, the Company capitalized $835,000 of non-recurring product transfer costs of which $231,000 was amortized in the same period. At September 30, 1998, remaining capitalized non-recurring product transfer costs aggregated $26,000.

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

At September 30, 1998, outstanding receivables from two customers accounted for 26%, and 19%, of the Company's accounts receivable. At September 30, 1997, outstanding receivables from three customers accounted for 27%, 24%, and 10% of the Company's accounts receivable

NET INCOME (LOSS) PER SHARE. The Company adopted Statement of Accounting Standards No. 128 ("SFAS 128), Earnings per Share ("EPS"), which was issued in February 1997. SFAS 128 requires presentation of both basic and diluted EPS on the income statement. For all periods presented, basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock potions. Diluted EPS is computed using the weighted average number of common and all potential dilutive common shares outstanding during the period.

STOCK BASED COMPENSATION. The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board opinion No. 25 "Accounting for Stock Issued to Employees." The Company's policy is to grant options with an exercise price equal to the fair market value of the underlying common stock as determined by the Board of Directors on the grant date. The Company provides additional disclosures as required under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods beginning after December 15, 1997. Comprehensive income as defined includes all changes in equity (net assets) during the period from non-owner sources. Reclassification of financial statements for earlier periods for comparative purposes is required.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 revises information regarding the reporting of certain operating segments for periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a deferred item depending on the type of hedge relationship that exists with respect to such derivative. Adopting the provisions of SFAS 133 is not expected to have a material effect on the Company's financial statements, which will be effective for the Company's fiscal 2000.


NOTE 3. EXCESS FACILITY CHARGE.

During fiscal 1994, in connection with the sale of certain of the Company's assets to Atmel, the Company decided to sublease its headquarters' office and manufacturing facilities for the approximately eight years remaining on the term of the lease. The Company recorded reserves representing the Company's estimate of the difference between the rent payable by the Company under the lease and the anticipated rent payable to the Company under a sublease. During the first quarter of fiscal 1995, the Company sublet the entire facility in which its headquarters and operations were located at a higher rental rate than previously estimated and, as a result, in 1995 recorded an $818,000 reduction to its reserves. The Company also recorded $915,000 of facility lease payments, broker fees and relocation costs in connection with the sublease. During fiscal 1996, 1997, and 1998, the Company recorded $119,000, $122,000 and $122,000 of facility lease payments in excess of the sublease amount, respectively.

NOTE 4. STOCKHOLDERS' EQUITY

PREFERRED STOCK. At September 30, 1998, 1,000,000 shares of preferred stock are authorized for issuance with no shares outstanding. Attributes of the preferred stock such as dividend rates, voting rights, and liquidation preferences, are subject to determination by the Company's Board of Directors upon issuance.

COMMON SHARES. The Company's amended articles of incorporation authorize the issuance of up to 40,000,000 common shares. The following table summarizes shares of common stock reserved for issuance as of September 30, 1998. It includes the Level One Communications shares issued after September 30, 1998 at the share price as of September 25, 1998.

------------------------------------------------------
Issuable upon                         Number of Shares
------------------------------------------------------
Exercise of stock options, including
  shares available for option grants         6,313,000
Level One Communications  litigation
  settlement                                 1,500,000
Periodic Purchase Plan                         127,000
                                             ---------
                                             7,940,000
                                             ---------

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

EARNINGS PER SHARE. Under SFAS 128, the Company is required to disclose basic EPS and diluted EPS, for all periods for which an income statement is presented, which replaces the disclosures previously made for primary EPS and fully-diluted EPS. SFAS 128 requires adoption for fiscal periods ending after December 15, 1997. Basic EPS and diluted EPS for the current reporting and comparable periods in the prior year are as follows:


                                                                            Years Ended
                                                          -----------------------------------------------
                                                           September 30,    September 30,   September 30,
                                                               1998             1997            1996
                                                           -------------    -------------   -------------
Net income (loss) available to common stockholders            $(5,510)         $ 4,687         $ 2,851
                                                              =======          =======         =======

Shares calculation (denominator):
Weighted average common shares outstanding                     30,635           30,305          30,070

Effect of dilutive securities
 Options                                                           --            1,875           2,078
                                                              -------          -------         -------

Average shares outstanding assuming dilution                   30,635           32,180          32,148
                                                              -------          -------         -------

Basic earnings (loss) per share                               $ (0.18)         $  0.15         $  0.09
                                                              =======          =======         =======

Diluted earnings (loss) per share                             $ (0.18)         $  0.15         $  0.09
                                                              =======          =======         =======


NOTE 5.  EMPLOYEE AND DIRECTOR STOCK PLANS

PERIODIC PURCHASE PLAN. All employees who have met the minimum service period are eligible to participate in the Company's Periodic Purchase Plan. Employees may purchase shares subject to the Plan at a price not less than 85% of the lesser of the fair market value at the beginning or end of the offering period. The term of each offering period is six months. During fiscal 1998, 1997, and 1996, 41,000, 29,000, and 30,000 shares were issued at weighted average purchase prices of $2.02, $2.33, and $2.36 per share, respectively. At September 30, 1998, 127,000 shares are available for issuance under the plan.

STOCK OPTION PLANS. During fiscal 1982, the Company adopted two stock option plans; an incentive plan for employees and a non-statutory plan for certain employees, directors, sales representatives, distributors and consultants. The plans were subsequently combined. Under the restated plan, as amended, a total of 8,760,000 shares of common stock have been reserved for issuance under the combined plan, including an increases of 1,400,000 and 1,000,000 shares of common stock, approved by the stockholders at the Annual Meetings held March 21, 1996, and March 10, 1998 respectively. Options are granted for a period not in excess of ten years from the date of grant. Terms for exercising options are determined by the Board of Directors. Options outstanding at September 30, 1998 become exercisable in cumulative increments proportionately over a four-year period from the date of grant, except that if termination occurs within six months from commencement date, no options are exercisable. Options are granted to purchase shares at prices not less than the fair market value at the date of grant. The plan expires in 2008.

Due to the decline in the Company's stock price, and the need to retain and motivate key employees, on September 15, 1998 the Board of Directors authorized the re-pricing of all outstanding employee stock options to $1.0625, the fair market value on that date. All options which employees elected to reprice would vest over a five-year period from the original date of grant, and would not be exercisable before September 15, 1999.

In fiscal 1990, the Company adopted a non-statutory stock option plan for non-employee directors. A total of 200,000 shares of common stock were reserved for issuance under the plan. Options are automatically granted to eligible board members at the director's initial election or appointment and subsequent annual meetings commencing with the second annual meeting following the date of initial election or appointment. In March 1996, the stockholders approved an amendment to the plan to provide for a special one-time option grant to two non-employee members of the Company's Board of Directors. Options to purchase a combined total of 50,000 shares were granted. In March 1998, the stockholders approved an amendment to the plan to provide an additional 100,000 shares were allowed to be granted under the plan, thus bringing the total number of options reserved under the plan to 350,000 shares. Options are exercisable after an initial six month waiting period following the date of grant at prices not less than the fair market value on the date of the grant. Options are subject to repurchase rights by the Company to the extent that they are not vested at the time of termination of Board membership.

The following table summarizes stock option activity under the stock option plans (in thousands, except per share amounts):

-----------------------------------------------------------------------------------------------
                                                                    Options Outstanding
                                                               --------------------------------
                                                  Options                      Weighted Average
                                                 Available        Options       Exercise Price
                                                 For Grant
-----------------------------------------------------------------------------------------------
Balance at September 30, 1995                      1,164           3,369             1.4000
Additional shares authorized                       1,400
Granted                                           (1,013)          1,013             3.3775
Exercised                                             --            (309)            1.3151
Canceled                                             109            (109)            2.2653
                                                  ------          ------            -------
Balance at September 30, 1996                      1,660           3,964             1.8925
Granted                                           (1,171)          1,171             1.9485
Exercised                                             --            (154)            1.7595
Canceled                                             595            (594)            3.2481
                                                  ------          ------            -------
Balance at September 30, 1997                      1,084           4,387             1.7283
Additional shares authorized                       1,100
Granted                                           (4,111)          4,111             1.2409
Exercised                                             --            (258)            1.4781
Canceled                                           3,775          (3,775)            1.8557
                                                  ======          ======            =======
Balance at September 30, 1998                      1,848           4,465             1.1863
                                                  ======          ======            =======
Options exercisable at September 30, 1998             --             845            $1.643
                                                  ======          ======            =======



The following table summarizes options outstanding and exercisable by price range as of September 30, 1998.

-----------------------------------------------------------------------------------------------------
                                    Options Outstanding                     Options Exercisable
                     --------------------------------------------------------------------------------
                                      Avg. Remaining       Weighted                  Weighted Average
                                     Contractual Life       Average                   Exercise Price
Exercise Price Range     Options          (Years)       Exercise Price    Options
-----------------------------------------------------------------------------------------------------
 $1.0000 - $1.0000        113,208           4.87            $1.0000        113,136       $1.0000
 $1.0625 - $1.0625      3,527,458           9.97             1.0625             --        0.0000
 $1.1250 - $2.1250        666,337           5.50             1.3944        587,677        1.3726
 $2.3125 - $2.4063         45,433           9.08             2.3375         35,433        2.3357
 $2.4380 - $3.6880        112,500           7.25             3.5587        108,452        3.5562
 -----------------      ---------           ----            -------        -------       -------
 $1.0000 - $3.6880      4,464,936           9.09            $1.1863        844,698       $1.6434
 =================      =========           ====            =======        =======       =======

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

The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option awards:

                                     EMPLOYEE STOCK OPTIONS           EMPLOYEE STOCK PURCHASE PLAN
                                 1998        1997        1996        1998        1997         1996
                                 ----        ----        ----        ----        ----         ----
Expected dividend yield           0.0%        0.0%        0.0%        0.0%        0.0%         0.0%
Risk-free interest rate           4.6%        5.8%        5.8%        4.5%       5.30%        5.40%
Expected volatility              89.0%       67.9%       63.4%       89.2%      95.70%        54.2%
Expected life (in years)          4.0         4.0         4.0         0.5         0.5          0.5

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted during fiscal 1998, 1997 and 1996 was $0.91, $1.05 and $1.72 per option, respectively.

PRO-FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE. Had the Company recorded compensation costs based on the estimated grant date fair value (as defined by SFAS 123) for awards granted under its stock option plans and stock purchase plan, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro-forma amounts below for the years ended September 30, 1998, 1997, and 1996 (in thousands, except per-share amounts):

                                             1998          1997         1996
                                             ----          ----         ----
Net income (loss) - pro-forma             $(6,934)       $4,192       $2,162

Net income (loss) per share - pro-forma
      Basic                               $ (0.23)       $ 0.14       $ 0.07
      Diluted                             $ (0.23)       $ 0.13       $ 0.07

NOTE 6.  LINE OF CREDIT

In August 1996, the Company entered into a one-year revolving line of credit agreement with Silicon Valley Bank. In August 1997, the Company renewed this credit agreement. The agreement expired in August, 1998, and thus was not in place at the end of the fiscal year.

NOTE 7.  LONG-TERM OBLIGATIONS AND COMMITMENTS

Long-term obligations consisted of the following (in thousands):
---------------------------------------------------------------
                                            September 30,
                                        1998              1997
---------------------------------------------------------------
Capitalized lease obligations        $ 5,341           $ 3,468
Facility lease obligations               751               931
                                     -------           -------
                                       6,092             4,399
Less: current portion                 (1,644)           (1,091)
                                     -------           -------
                                     $ 4,448           $ 3,308
                                     =======           =======

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

Leases meeting certain specific criteria are accounted for as the acquisition of an asset and the incurrence of a liability (i.e., a capital lease). Assets recorded as property and equipment under capital leases were as follows:

----------------------------------------------------------------
                                           September 30,
(Thousands)                           1998                 1997
----------------------------------------------------------------
Machinery and equipment            $ 5,983             $  3,505
Furniture and fixtures               1,934                1,181
                                   -------             --------
                                     7,916                4,686
Accumulated amortization            (2,427)              (1,154)
                                   =======             ========
                                   $ 5,489             $  3,532
                                   =======             ========

Minimum future lease payments (in thousands) for non-cancelable leases as of September 30, 1998 were as follows:

--------------------------------------------------------------------
Years ended                                 Operating      Capital
September 30,                                Leases        Leases
--------------------------------------------------------------------
1999                                            $  658     $  1,982
2000                                               687        1,566
2001                                               702        1,082
2002                                               650          459
2003                                               525          383
Thereafter                                         657          638
                                                ------     --------
Total minimum lease payments                    $3,879        6,110
                                                ------
Less: amount representing interest                             (770)
                                                           --------
Present value of minimum
lease payments                                                5,340
Less: current portion                                        (1,644)
                                                           --------
Long term lease obligations                                $  3,696
                                                           ========

Rental expense under all operating leases was $561,000 for fiscal 1998, $597,000 for fiscal 1997, and $634,000 for fiscal 1996.

NOTE 8.  INCOME TAXES

At September 30, 1998, the Company had net operating loss carryforwards of approximately $94,631,000 for federal income tax purposes, which may be utilized to reduce future taxable income. These carryforwards expire in varying amounts from 1999 through 2018. Under the Tax Reform act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause changes in the amount of net losses that the Company may utilize in any one year include, but are not limited to, a cumulative stock ownership change of more than 50% over a three year period. For fiscal 1996 the Company recorded a provision of $88,000 for income taxes. For fiscal 1997 the Company recognized a portion of its deferred tax asset in the amount of $1,950,000. This was partially offset by a provision of $70,000 for income taxes. For fiscal 1998 the Company reversed the previously recognized portion of its deferred tax asset of $1,950,000. This was partially offset by various adjustments of $9,000. The Company's provisions were computed by applying the estimated annual tax rate to income taxes, taking into account net operating loss carryforwards and alternative minimum taxes.

Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                September 30, 1998  September 30, 1997
                                                ------------------  ------------------
Federal and state loss and credit carryforwards        $ 34,474         $ 37,461
Other                                                     1,308            1,287
Deferred tax assets                                      35,782           38,748
Valuation allowance                                     (35,757)         (36,787)
Deferred tax liabilities                                    (25)             (11)
Net deferred tax assets                                $     --         $  1,950
                                                       ========         ========


In applying SFAS 109, management has fully reserved net deferred tax assets that may be realized beyond one year after the balance sheet date because of the uncertainty regarding their realization. The deferred tax assets valuation allowance at September 30, 1998 and September 30, 1997 is attributed to U.S. federal and state deferred tax assets. Management believes sufficient uncertainty exists such that a full valuation allowance against those net deferred tax assets is required at September 30, 1998. If these reserved deferred tax assets are recognized, they will reduce the Company's federal and state tax provisions. During fiscal 1997, the Company recognized $1,950,000 of assets previously reserved, reducing the valuation allowance by a corresponding amount. During fiscal 1998, due to changes in business conditions, the Company again reserved the previously recognized $1,950,000 of assets.

NOTE 9.  LITIGATION

On September 25, 1998, SEEQ settled a lawsuit filed by Level One Communications, Level One Communications, Inc. v. SEEQ Technology, Inc.. SEEQ agreed to take a fully-paid up license to Level One's asserted technology, and an initial agreement between Level One and SEEQ not to sue or counter-sue each other for patent infringement or otherwise for a period of two years from the date of execution of the settlement agreement. None of the Company's product lines will be affected by the settlement, nor will any continuing royalty or fee obligation exist in the future with respect to Level One's asserted technology. The Company took a one-time charge for the settlement of $3,156,000 in the fourth quarter ending September 30, 1998. Settlement costs included a cash payment of $1,750,000, included in accrued liabilities, and common stock issuance to Level One.

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


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

1. Exhibits
   --------
    3.1    Certificate of Incorporation (incorporated herein by reference to
           Registrant's Registration Statement on Form S-1 (Registration No.
           33-47985)).

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

    10.10  License Agreement between the Company and Silicon Integrated Systems
           Corporation effective as of September 26, 1997. (Subject to confidential treatment.)

    13.1   Registrant's Proxy Statement for the 1998 Annual Meeting of
           Stockholders, to be filed with the Securities and Exchange
           Commission.

    21.1   The Company's subsidiary, Talus Technology Incorporated, a California
           Corporation, was dissolved effective September 30, 1995.

    23.1*  Consent of PricewaterhouseCoopers LLP, Independent Accountants.

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



                                    SEEQ TECHNOLOGY INCORPORATED




                                    By /s/ Phillip J. Salsbury
                                    Phillip J. Salsbury
                                    Chief Executive Officer


Dated: December 18, 1998

                                POWER OF ATTORNEY

Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Phillip J. Salsbury and Gary R. Fish, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report on Form 10K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof:

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                        Title                              Date
---------                                        -----                              ----
/s/ Phillip J. Salsbury                     Chief Executive Officer             December 18, 1998
-----------------------------               and Director
(Phillip J. Salsbury)                       (Principal Executive Officer)



/s/ Gary R. Fish                            Vice President, Finance             December 18, 1998
----------------                            and Administration
(Gary R. Fish)                              (Principal Financial
                                            and Accounting Officer)



/s/ Alan V. Gregory                         Chairman of the Board               December 18, 1998
----------------------                      and Director
(Alan V. Gregory)


/s/ Charles Harwood                         Director                            December 18, 1998
----------------------
(Charles Harwood)

/s/ Charles Giancarlo                       Director                            December 18, 1998
----------------------
(Charles Giancarlo)

                                   SCHEDULE II

                          SEEQ TECHNOLOGY INCORPORATED
                        VALUATION AND QUALIFYING ACCOUNTS
                            Years Ended September 30
                                 (in thousands)


                                                   Additions
                                         --------------------------
                                      Balance at   Charged to    Charged                     Balance at
                                      Beginning    Costs and     Against       Deductions       End
                                       of Year     Expenses      Revenues                     of Year
-------------------------------------------------------------------------------------------------------
1996
  Allowance for Doubtful Accounts
  and Sales Returns                      $338         $--         $  898        $  996(1)       $240
                                         ----         ---         ------        ------          ----
1997
  Allowance for Doubtful Accounts
  and Sales Returns                      $240         $10         $1,315        $1,320(1)       $245
                                         ----         ---         ------        ------          ----
1998
  Allowance for Doubtful Accounts
  and Sales Returns                      $245         $28            581           329(1)       $525
                                         ----         ---         ------        ------          ----

(1) Doubtful account write-offs and customer returns and price adjustments








                                              (S-1)

                                 EXHIBIT INDEX

Exhibit
  No.                               Document
 ----                               --------
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

    10.10  License Agreement between the Company and Silicon Integrated Systems
           Corporation effective as of September 26, 1997. (Subject to confidential treatment.)

    13.1   Registrant's Proxy Statement for the 1998 Annual Meeting of
           Stockholders, to be filed with the Securities and Exchange
           Commission.

    21.1   The Company's subsidiary, Talus Technology Incorporated, a California
           Corporation, was dissolved effective September 30, 1995.

    23.1*  Consent of PricewaterhouseCoopers LLP, Independent Accountants.

    24.1   Power of Attorney. Reference is made to the Signature Page.

    (a)    Reports on Form 8-K. The Company filed an 8-K Report on August 26,
           1997.

    27.1*  Financial Data Schedules

           *   Filed Herewith