Form 10-Q
period 1998-12-31
SEEQ TECHNOLOGY INC
filed 1999-02-10
CIK 702756

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended December 31, 1998


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from _____ to_____

                         Commission file number: 0-11778

                              --------------------

                          SEEQ TECHNOLOGY INCORPORATED
             ------------------------------------------------------
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

                                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value                          32,247,752
   (Class of common stock)             (Shares outstanding at December 31, 1998)

--------------------------------------------------------------------------------

This report on Form 10-Q, including all exhibits, contains 13 pages.

                          SEEQ TECHNOLOGY INCORPORATED

                                    FORM 10-Q

                                Table of Contents


                                                                           PAGE
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements............................................   3
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  18
Item 2.   Changes in Securities and Use of Proceeds.......................  18
Item 3.   Defaults upon Senior Securities.................................  18
Item 4.   Submission of Matters to a Vote of Security Holders.............  18
Item 5.  Other Information................................................  18
Item 6.  Exhibits and Reports on Form 8-K.................................  18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                      Three months ended
                                                   December 31,  December 31,
                                                      1998           1997
                                                   ------------  ------------
Net revenues                                        $  5,633       $  7,552
Cost of revenues                                       4,213          4,183
                                                    --------       --------

Gross profit                                           1,420          3,369

Operating expenses
         Research and development                      1,347            850
         Marketing, general and administrative         1,342          1,534
                                                    --------       --------
Total operating expenses                               2,689          2,384

                                                    --------       --------
Income (loss) from operations                         (1,269)           985
Interest and other, net                                   13             47
                                                    --------       --------
Income (loss) before income taxes                     (1,256)         1,032
Income tax (provision) benefit                            --             48
                                                    --------       --------

Net income (loss)                                   ($ 1,256)      $  1,080
                                                    ========       ========

Net income (loss) per share:
       Basic
                                                      ($0.04)      $   0.04
       Diluted                                        ($0.04)      $   0.03

Shares used in per share calculation:
       Basic                                          31,994         30,473
       Diluted                                        31,994         32,556
-----------------------------------------------------------------------------

See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

BALANCE SHEETS
-----------------------------------------------------------------------------------------
                                                             December 31,   September 30,
(Thousands, except share amounts)                                1998           1998
-----------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash, cash equivalents and restricted cash                     $10,226         $10,172
Accounts receivable, less allowances for sales
    returns and doubtful accounts of $525 and $245               3,568           5,971
Inventories                                                      3,333           4,080
Other current assets                                               391             426
-----------------------------------------------------------------------------------------
Total current assets                                            17,518          20,649
-----------------------------------------------------------------------------------------

Property and equipment, net                                      6,143           6,560
Other assets                                                       147           1,540
-----------------------------------------------------------------------------------------
                                                               $23,808         $28,749
=========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
Accounts payable                                               $ 2,012         $ 3,315
Accrued salaries, wages and employee benefits                      637             732
Other accrued liabilities                                          734           2,489
Deferred income on sales to distributors                           458             543
Current portion of capitalized lease obligations                 1,612           1,644
-----------------------------------------------------------------------------------------
Total current liabilities                                        5,453           8,723
-----------------------------------------------------------------------------------------
Long-term liabilities                                            4,017           4,448
-----------------------------------------------------------------------------------------
Total stockholders' equity                                      14,338          15,578
-----------------------------------------------------------------------------------------
                                                               $23,808         $28,749
=========================================================================================

                 See accompanying notes to financial statements

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Three months ended
                                                            -----------------------
                                                            Dec. 31,       Dec. 31,
                                                              1998           1997
                                                            --------       --------
OPERATING ACTIVITIES:
Net income (loss)                                           ($ 1,256)      $  1,080
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
         Depreciation and amortization                           559            463
         Deferred taxes                                           --            (79)
Changes in assets and liabilities:
         Accounts receivable                                   2,403          1,513
         Inventories                                             747           (629)
         Other assets                                             27            (28)
         Accounts payable                                     (1,303)           774
         Accrued liabilities and long term obligations        (1,981)          (284)
                                                            --------       --------
Net cash provided by (used for) operating activities            (804)         2,810
                                                            --------       --------

INVESTING ACTIVITIES:
Capital expenditures                                            (117)           (74)
Release of funds held in escrow                                1,376             --
                                                            --------       --------
Net cash provided by (used for) investing activities           1,259            (74)
                                                            --------       --------

FINANCING ACTIVITIES:
Payments of capital lease obligations                           (417)          (268)
Proceeds from issuance of stock                                   16            111
                                                            --------       --------
Net cash used for financing activities                          (401)          (157)
                                                            --------       --------

Net increase in cash and cash equivalents                         54          2,579
Cash and cash equivalents at beginning of period              10,172          6,937
                                                            ========       ========
Cash and cash equivalents at end of period                  $ 10,226       $  9,516
                                                            ========       ========

See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of SEEQ Technology Incorporated ("SEEQ" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998. These financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results expected for the year ending September 30, 1999.

     For purposes of presentation, the Company has shown its fiscal quarters as ending on December 31, March 31, June 30 and September 30; whereas, in fact, the Company operates on a 52/53-week fiscal year ending on the last Sunday in September of each year. The fiscal quarter ends are actually December 27, March 28, June 27 and September 26 for the year ending September 30, 1999, and December 28, March 29, June 28 and September 27 for the year ending September 30, 1998.

NOTE 2. INVENTORIES

---------------------------------------------------------------
                              December 31,       September 30,
                                  1998               1998
                             -------------       --------------
Work in process                 $ 1,186             $ 1,686
Finished goods                    2,147               2,394
---------------------------------------------------------------
                                $ 3,333             $ 4,080
===============================================================


NOTE 3. NON-RECURRING PRODUCTION TRANSFER COSTS

     Non-recurring costs such as tooling and engineering costs resulting from transferring production of current products to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Non-recurring costs associated with the development of new products are expensed as research and development costs when incurred. During the three month periods ended December 31, 1999 and December 31, 1998, the Company did not capitalize any of such costs. Amortization of aggregate capitalized non-recurring costs for the three month periods ended December 31, 1998 and December 31, 1997 was $25,000 and $119,000, respectively, and remaining capitalized non-recurring production transfer costs aggregated $1,000 and $219,000 respectively.

NOTE 4. EARNINGS PER SHARE

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

                    (In thousands, except per share amounts)
                                                      Three Months Ended
                                                 ---------------------------
                                                 December 31,   December 31,
                                                     1998          1997
                                                 ---------------------------
Net income (loss) (numerator)                     ($ 1,256)      $  1,080

Shares calculation (denominator):

Weighted average shares outstanding                 31,994         30,473

Effect of dilutive securities:
Options                                                 --          2,083

Average shares outstanding assuming dilution        31,994         32,556
                                                  --------       --------

Basic earnings per share                          ($  0.04)      $   0.04
                                                  ========       ========

Diluted earnings per share                        ($  0.04)      $   0.03
                                                  ========       ========


     Options to purchase 5,020,000 shares of common stock were outstanding during the three month period ended December 31, 1998, but were not included in the computations of diluted EPS as their effect was anti-dilutive. Options to purchase 330,000 shares of common stock were outstanding during the three month period ended December 31, 1997 but were not included in the computations of diluted EPS as the option exercise price was higher than the average market price of the common shares.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Interim Condensed Financial Statements and Notes thereto and the SEEQ Technology Incorporated Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

     This report contains forward looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, including without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. The Company's actual results could differ materially from those discussed in any such forward looking statements. Factors that might cause such a difference include, but are not limited to those discussed under the caption "Factors Affecting Operating Results" contained herein and under the caption "Business Risks" in the Company's fiscal 1998 annual report on form 10-K.

RESULTS OF OPERATIONS

     Revenues

     Net revenues were $5,633,000 in the first quarter of fiscal 1999, a decrease of 25% from net revenues of $7,552,000 for the first quarter of fiscal 1998. The change in revenue is primarily attributable to a decrease in revenues from the Company's media access controller product line partially offset by an increase in the Company's physical layer product line. The product mix continued to shift toward Fast Ethernet and Gigabit Ethernet products. In the first quarter of fiscal 1999, products servicing this market accounted for approximately 85% of revenues compared to 69% of revenues for the first quarter of fiscal 1997.

     Gross Product Margins

     The Company includes in cost of revenues all costs associated with subcontractor manufacturing, electrical testing, subcontractor assembly and final test of its integrated circuits and subsystems, warehousing, shipping, product returns and reserves for inventory obsolescence. Allowances for product returns are netted against revenues. Gross profit for the first quarter of fiscal 1999 was $1,420,000 or 25% of net revenues, a decrease of $1,949,000 compared to $3,369,000 or 45% of net revenues in the first quarter of 1998. The decrease in gross profit margins is primarily attributable to lower sales, a shift in product mix toward lower margin physical layer products, and lower product yields, partly offset by better factory utilization and lower charges for inventory reserves. Gross margins in future periods will be affected primarily by revenue levels and changes in product mix, average selling prices, factory utilization, wafer yields, the introduction of new products, and changes in manufacturing costs.

     Research and Development

     Research and development expenditures increased $497,000 from $850,000 in the first quarter of fiscal 1998 to $1,347,000 in the first quarter of fiscal 1999, primarily due to an increase in payroll, tooling costs, consulting and outside services. The increase in spending was due to a higher level of new product development activity. As a percentage of net revenues, research and development expenditures increased from 11% in the first quarter of fiscal 1998 to 24% in the first quarter of fiscal 1999. The Company expects that research and development spending will remain at levels similar to the first quarter of 1999 in absolute dollars for the next several quarters but may vary as a percentage of net revenues.

     Marketing, General and Administrative Expenses

     Marketing, general and administrative expenses decreased from $1,534,000, or 20% of revenues in the first quarter of fiscal 1997 to $1,342,000, or 24% or revenues in the first quarter of fiscal 1998. The absolute dollar decrease is primarily attributable to lower commissions for outside sales representatives due to lower revenues, and lower legal fees. The Company anticipates that the level of marketing, general and administrative expenses will vary in future periods based on expected revenue growth.

     Interest and other, net

     Interest expense increased from $88,000 in the fiscal quarter of fiscal 1998 to $102,000 in the first quarter of fiscal 1999, due primarily to increased capital lease obligations. Interest and other income, net decreased from $135,000 in the first quarter of fiscal 1998 to $115,000 in the first quarter of fiscal 1999 primarily due to lower interest rates.

     Income Taxes

     For the first three months of fiscal 1999 the Company did not record a provision for income taxes, due to the year to date loss. For the first three months of fiscal 1998 the Company recognized a portion of its deferred tax asset in the amount of $79,000. This was partially offset by a provision of $31,000 for income taxes. The Company's provisions were computed by applying the estimated annual tax rate to income taxes, taking into account net operating loss carryforwards and alternative minimum taxes.

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

     The Company's cash, cash equivalents and restricted cash balance increased from $10,172,000 as of September 30, 1998 to $10,226,000 as of December 31,
1998, primarily due to a release of funds held in escrow, partially offset by cash used by operating activities, and payments of capital lease obligations.

     Operating Activities

     Cash flows used by operating activities were $804,000 for the three months ended December 31, 1998, compared to cash provided by operating activities of $2,810,000 for the three months ended December 31, 1997. The change is primarily a result of a net loss in the first quarter of 1999 compared to a net profit in the first quarter of 1998, coupled with changes in working capital.

     Investing Activities

     Cash flows provided by investing activities were $1,259,000 during the first three months of fiscal 1999, compared to cash used of $74,000 during the first three months of fiscal 1998. The difference is primarily attributable to a release of funds held in escrow.


     Financing Activities

     Cash flows used for financing activities were $401,000 in the three month period ended December 31, 1998 compared to $157,000 in the three month period ended December 31, 1997. Net proceeds from the issuance of stock pursuant to stock options and the Company's employee periodic stock purchase plan were $16,000 for the first three months of fiscal 1999 compared to $111,000 for the first three months of fiscal 1998. Principal payments against capital lease obligations were $417,000 for the three months ended December 31, 1998, compared to $268,000 for the three months ended December 31, 1997.

     In August 1996, the Company entered into a one-year revolving line of credit agreement with Silicon Valley Bank. The Company renewed this credit agreement in August 1997 and November 1998. Under the current terms of the bank revolving line of credit, the Company can borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.25%. The revolving line of credit is secured by a security interest in the Company's assets, including intellectual property. The loan agreement requires the Company to meet certain profitability levels and to maintain certain financial ratios. To date, the Company has not utilized the line of credit.

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

     The Year 2000 issue has the potential to disrupt the systems that perform the Company's business transactions including financial systems (general ledger, accounts payable, accounts receivable, and purchasing), order entry, inventory and production control, and material requirements planning. The Year 2000 issue could also disrupt the Company's personal computer applications, engineering workstations, product testing systems, telecommunications and network systems. The Company has performed a detailed inventory and assessment of these systems with respect to Year 2000 issues, and is in the process of modifying, upgrading and testing affected systems. Management believes that it has identified all of the significant internal systems related exposures, and expects to complete its Year 2000 testing by May, 1999.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

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




                                           SEEQ TECHNOLOGY INCORPORATED
                                           (Registrant)



Dated: February 10, 1999                   By:

                                           /s/ Phillip J. Salsbury
                                           -------------------------------------
                                           Phillip J. Salsbury
                                           President and Chief Executive Officer



Dated: February 10, 1999                   By:

                                           /s/ Gary R. Fish
                                           -------------------------------------
                                           Gary R. Fish
                                           Vice President, Finance, Chief
                                           Financial Officer and Secretary

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
 27.1               Financial Data Schedule