Form 10-Q
period 1999-03-31
SEEQ TECHNOLOGY INC
filed 1999-05-12
CIK 702756

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended March 31, 1999
                                        --------------


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from __________ to__________

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

                                   Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  Common Stock, $0.01 par value                        32,257,951
    (Class of common stock)            (Shares outstanding at March 31, 1999)



--------------------------------------------------------------------------------

This report on Form 10-Q, including all exhibits, contains 21 pages.

                          SEEQ TECHNOLOGY INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                                                        PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements .............................................................    3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......    9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................................................   19
Item 2.  Changes in Securities ......................................................................   19
Item 3.  Defaults upon Senior Securities ............................................................   19
Item 4.  Submission of Matters to a Vote of Security Holders ........................................   19
Item 5.  Other Information ..........................................................................   19
Item 6.  Exhibits and Reports on Form 8-K ...........................................................   20

           This Quarterly Report of Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Factors Affecting Operating Results" contained herein and under the caption "Risk Factors That May Affect Future Results" in the Company's fiscal 1998 annual report on Form 10-K.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                          Three months ended                   Six months ended
                                                       --------------------------          --------------------------
                                                       March 31,         March 31,          March 31,        March 31,
                                                         1999              1998              1999              1998
                                                       --------          --------          --------          --------
Revenues                                               $  6,780          $  7,880          $ 12,413          $ 15,432

Cost of revenues                                          4,825             4,442             9,038             8,625
                                                       --------          --------          --------          --------

Gross profit                                              1,955             3,438             3,375             6,807
                                                       --------          --------          --------          --------

Operating expense
         Research and development                         1,100             1,072             2,447             1,922
         Marketing, general and administrative            1,174             1,445             2,516             2,979
         Merger expenses                                    556                --               556                --
                                                       --------          --------          --------          --------
Total operating expenses                                  2,830             2,517             5,519             4,901

                                                       --------          --------          --------          --------
Income (loss)  from operations                             (875)              921            (2,144)            1,906
Interest expense                                            (95)              (80)             (197)             (168)
Interest and other income, net                              108               164               223               299
                                                       --------          --------          --------          --------

Income (loss) before income taxes                          (862)            1,005            (2,118)            2,037
Income tax (provision), benefit                              --               (32)               --                16
                                                       --------          --------          --------          --------

Net income (loss)                                      $   (862)         $    973          $ (2,118)         $  2,053
                                                       ========          ========          ========          ========

Net income (loss) per share:
   Basic                                               $  (0.03)         $   0.03          $  (0.07)         $   0.07
   Diluted                                             $  (0.03)         $   0.03          $  (0.07)         $   0.06

Shares used in per share calculation:
   Basic                                                 32,251            30,624            32,123            30,549
   Diluted                                               32,251            32,036            32,123            32,315



See accompanying notes to condensed financial statements.

                          SEEQ TECHNOLOGY INCORPORATED
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)



BALANCE SHEETS
                                                                         March 31,              September 30,
                                                                           1999                    1998
                                                                         ---------              -------------
(Thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents                                                 $ 8,970                 $10,172
Accounts receivable, less allowances for sales
    returns and doubtful accounts of $525 and $245                          4,937                   5,971
Inventories                                                                 4,053                   4,080
Other current assets                                                          514                     426
                                                                          -------                 -------
Total current assets                                                       18,474                  20,649
                                                                          -------                 -------

Property and equipment, net                                                 6,039                   6,560
Other assets                                                                  145                   1,540
                                                                          -------                 -------
                                                                          $24,658                 $28,749
                                                                          -------                 -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                          $ 3,859                 $ 3,315
Accrued salaries, wages and employee benefits                                 702                     732
Other accrued liabilities                                                     995                   2,489
Deferred income on sales to distributors                                      440                     543
Current portion of capitalized lease obligations                            1,583                   1,644
                                                                          -------                 -------
Total current liabilities                                                   7,579                   8,723
                                                                          -------                 -------
Long-term liabilities                                                       3,588                   4,448
                                                                          -------                 -------
Total stockholders' equity                                                 13,491                  15,578
                                                                          -------                 -------
                                                                          $24,658                 $28,749
                                                                          =======                 =======



                 See accompanying notes to financial statements

                          SEEQ TECHNOLOGY INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                   Six months ended
                                                                              --------------------------
                                                                              Mar. 31,          Mar. 31,
                                                                                1999              1998
                                                                              --------          --------
OPERATING ACTIVITIES:
Net income (loss)                                                             $ (2,118)         $  2,053
Adjustments to reconcile net income (loss)  to cash provided by (used for) operating activities:
         Depreciation and amortization                                           1,076               916
         Deferred taxes                                                             --               (79)
         (Gain) on equipment disposal                                              (41)
         Changes in assets and liabilities:
                  Accounts receivable                                            1,034             1,694
                  Inventories                                                       27            (1,154)
                  Prepaid expenses and other assets                                (87)             (110)
                  Accounts payable                                                 544               753
                  Accrued liabilities and long term obligations                 (1,719)             (335)
                                                                              --------          --------
Net cash provided by (used for) operating activities                            (1,284)            3,738
                                                                              --------          --------

INVESTING ACTIVITIES:
Capital expenditures                                                              (488)             (125)
Release of funds held in escrow                                                  1,368                --
                                                                              --------          --------
Net cash provided by (used for) investing activities                               880              (125)
                                                                              --------          --------

FINANCING ACTIVITIES:
Payments of capital lease obligations                                             (829)             (578)
Proceeds from issuance of stock                                                     31               314
                                                                              --------          --------
Net cash used for financing activities                                            (798)             (264)
                                                                              --------          --------

Net increase (decrease) in cash and cash equivalents                            (1,202)            3,349
Cash and cash equivalents at beginning of period                                10,172             6,937
                                                                              --------          --------
Cash and cash equivalents at end of period                                    $  8,970          $ 10,286
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

           The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results expected for the year ending September 30, 1999.

           For purposes of presentation, the Company has shown its fiscal quarters as ending on December 31, March 31, June 30 and September 30; whereas, in fact, the Company operates on a 52/53-week fiscal year ending on the last Sunday in September of each year. The fiscal quarter ends are actually December 27, March 28, June 27 and September 26 for the year ending September 30, 1999, and actually December 28, March 29, June 28 and September 27 for the year ending September 30, 1998.

NOTE 2. INVENTORIES

           Inventories are stated at the lower of cost (first in, first out) or market and include materials, labor and manufacturing overhead costs. Inventories as of March 31, 1999 and September 30, 1998 consisted of:


                                             Mar. 31,         Sep. 30,
                                               1999             1998
                                             --------         ---------
                                                   (in thousands)
           Work in process                    $2,137           $1,686
           Finished goods                      1,916            2,394
                                              ------           ------
                                              $4,053           $4,080
                                              ======           ======

NOTE 3. NON-RECURRING PRODUCTION TRANSFER COSTS

           Non-recurring costs such as tooling and engineering costs resulting from transferring production of current products to new foundries are capitalized and amortized to cost of revenues over the shorter of: the remaining life of the product, the term of the foundry agreement or two years. Non-recurring costs associated with the development of new products are expensed as research and development costs when incurred. During the six month periods ended March 31, 1999 and March 31, 1998, the Company did not capitalize any of such costs. Amortization of aggregate capitalized non-recurring costs for the six month periods ended March 31, 1999 and March 31, 1998 was $26,000 and $207,000, respectively. There were no remaining capitalized non-recurring production transfer costs as of March 31, 1999, compared to $219,000 remaining as of March 31, 1998.

NOTE 4. NET INCOME PER SHARE

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

           Following is a reconciliation of the numerators and denominators of the Basic and Diluted EPS computations for the periods presented below:


                    (In thousands, except per share amounts)

                                                        Three Months Ended                   Six Months Ended
                                                     March 31,         March 31,        March 31,         March 31,
                                                     --------------------------         --------------------------
                                                       1999              1998             1999              1998
                                                     --------          --------         --------          --------
Net income (loss) available to common
stockholders (numerator)                             $   (862)         $    973         $ (2,118)         $  2,053

Shares calculation (denominator):

Weighted average shares outstanding                    32,251            30,624           32,123            30,549

Effect of dilutive securities:
Options                                                    --             1,412               --             1,766
                                                     --------          --------         --------          --------

Average shares outstanding assuming dilution           32,251            32,036           32,123            32,315
                                                     ========          ========         ========          ========

Basic earnings (loss) per share                      $  (0.03)         $   0.03         $  (0.07)         $   0.07
                                                     ========          ========         ========          ========

Diluted earnings per share                           $  (0.03)         $   0.03         $  (0.07)         $   0.06
                                                     ========          ========         ========          ========

           Options to purchase 4,877,000 shares of common stock were outstanding during the three month period ended March 31, 1999, but were not included in the computation of diluted EPS as their effect was anti-dilutive. Options to purchase 621,000 shares of common stock were outstanding during the three month period ended March 31, 1998 but were not included in the computation of diluted EPS as the option exercise price was higher than the average market price of the common shares.

           Options to purchase 4,793,000 shares of common stock were outstanding during the six month period ended March 31, 1999, but were not included in the computation of diluted EPS as their effect was anti-dilutive. Options to purchase 383,000 shares of common stock were outstanding during the six month period ended March 31, 1998 but were not included in the computation of diluted EPS as the option exercise price was higher than the average market price of the common shares.


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

NOTE 6. MERGER WITH LSI LOGIC CORPORATION

           On February 21, 1999, the Registrant entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement") with LSI Logic Corporation ("LSI"), a Delaware corporation, and Stealth Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of LSI, pursuant to which LSI will acquire the Company. The Merger Agreement was amended on March 5, 1999 to make certain technical corrections to reflect the intent of the parties thereto. Pursuant to the Merger Agreement, each outstanding share of Common Stock, par value $0.01 per share, of the Company will be converted into the right to receive that number of shares of Common Stock of LSI equal to the Exchange Ratio. "Exchange Ratio" for purposes of the Merger Agreement means 0.1095; provided, that if the average closing sale price of one share of LSI's Common Stock as reported on the New York Stock Exchange for the ten (10) consecutive trading days ending on the trading day immediately preceding the closing date of the Merger (the "Average Price") is less than $24.00, Exchange Ratio shall mean the quotient determined by dividing 2.628 by the Average Price; provided, further, that if the Average Price is higher than $30.00, Exchange Ratio shall mean the quotient determined by dividing 3.285 by the Average Price.

           The closing of the Merger is subject to approval by the stockholders of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


           The following discussion should be read in conjunction with the Interim Condensed Financial Statements and Notes thereto and the SEEQ Technology Incorporated Annual Report and Form 10-K for the fiscal year ended September 30, 1998.

           This Quarterly Report of Form 10-Q may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Factors Affecting Operating Results" contained herein and under the caption "Risk Factors That May Affect Future Results" in the Company's fiscal 1998 annual report on Form 10-K.

RESULTS OF OPERATIONS

           Revenues

           Net revenues were $6,780,000 in the second quarter of fiscal 1999, a decrease of $1,100,000 or 14% compared to net revenues of $7,880,000 for the second quarter of fiscal 1998. Net revenues were $12,413,000 in the six month period ended March 31, 1999 compared to $15,432,000 for the six month period ended March 31, 1998, a decrease of $3,019,000 or 20%. Allowances for product returns are netted against revenues. The respective revenue declines are caused primarily by a reduction in demand for the Company's Media Access Controller
(MAC) products. In the second quarter of fiscal 1999, products servicing the Fast Ethernet and Gigabit Ethernet markets accounted for approximately 88% of revenues compared to 80% of revenues for the second quarter of fiscal 1998. Revenues from Fast Ethernet and Gigabit Ethernet products were approximately 86% and 74% of total revenues for the six month periods ended March 31, 1999 and 1998, respectively.

           Gross Product Margins

           The Company includes in cost of revenues all costs associated with subcontractor manufacturing, electrical testing, subcontractor assembly and final test of its integrated circuits and subsystems, warehousing, shipping and reserves for inventory obsolescence. Gross profit for the second quarter of fiscal 1999 was $1,955,000 or 29% of net revenues, a decrease of $1,483,000 from the second quarter of fiscal 1998's gross profit of $3,438,000 or 44% of net revenues. For the six month period ended March 31, 1998, the gross profit margin was $3,375,000 or 27% of net revenues, a decrease of $3,432,000 from the $6,807,000 or 44% of revenues in the comparable period of fiscal 1998. The decrease in gross profit margins is primarily attributable to a shift in product mix toward lower margin transceiver products, and higher yield losses. Gross margins in future periods will be affected primarily by revenue levels and changes in product mix, average selling prices, factory utilization, wafer yields, the introduction of new products, and changes in manufacturing costs.

           Research and Development

           Research and development expenditures increased $28,000 from $1,072,000 in the second quarter of fiscal 1998 to $1,100,000 in the second quarter of fiscal 1999 primarily due to an increase in tooling and payroll costs, partially offset by lower outside consulting services. For the six month periods ended March 31, 1998 and 1999, research and development expenses increased $525,000 from $1,922,000 to $2,447,000. As a percentage of net revenues, research and development expenditures increased from 14% in the second quarter of fiscal 1998 to 16% in the second quarter of fiscal 1999 and from 12% to 20% for the six month periods ended March 31, 1998 and 1999, respectively. The Company expects that research and development spending will increase in absolute dollars during the third fiscal quarter due to a high level of new product design activity.

           Marketing, General and Administrative Expenses

           Marketing, general and administrative expenses decreased $271,000 from $1,445,000, or 18% of revenues in the second quarter of fiscal 1998 to $1,174,000, or 17% or revenues in the second quarter of fiscal 1999. The decrease was primarily due to lower sales commissions. For the six month periods ended March 31, 1998 and 1999, marketing, general and administrative expenses decreased $463,000 from $2,979,000, or 19% of revenues to $2,516,000, or 20% or revenues, respectively. The Company anticipates that the level of marketing, general and administrative expenses will increase in future periods based on expected revenue growth.

           Merger Expenses

           In the second quarter of fiscal 1999, the Company incurred investment banking, legal and accounting fees of $556,000 associated with its announced plans to merge with LSI Logic Corporation. There were no such fees in fiscal 1998. The Company expects to incur approximately $400,000 in merger related expenses in the third quarter of fiscal 1999. Additional investment banker fees of approximately $1.9 million will be paid by SEEQ only in the event that the merger is completed.

           Interest and other, net

           Interest and other income, net decreased from $164,000 in the second quarter of fiscal 1998 to $108,000 in the second quarter of fiscal 1999 and decreased from $299,000 for the six months ended March 31, 1998 to $223,000 for the six months ended March 31, 1999. The fluctuations in interest income are directly affected by average cash balances. Interest expense increased from $80,000 in the second fiscal quarter of 1998 to $95,000 in the second quarter of fiscal 1999. Interest expense increased from $168,000 for the six months ended March 31, 1998 to $197,000 for the six months ended March 31, 1999. The increases are primarily due to increased capital lease obligations.

           Income Taxes

           For the three months ended March 31,1999 the Company did not record a provision for income taxes, due to the year to date loss. This compares to a provision for income taxes of $32,000 in the second quarter of fiscal 1998. For the first six months of fiscal 1999 the Company did not record a provision for income taxes, due to the year to date loss. During the first six months of fiscal 1998 the Company recognized a portion of its deferred tax asset in the amount of $79,000. This was partially offset by a provision of $63,000 for income taxes. The Company's provisions were computed by applying the estimated annual tax rate to income taxes, taking into account net operating loss carryforwards and alternative minimum taxes.

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

           The Company's cash and cash equivalents balance decreased from $10,172,000 as of September 30, 1998 to $8,970,000 as of March 31, 1999,
primarily due to cash used by operating activities, and payments of capital lease obligations and partially offset by cash provided by investing activities.

           Operating Activities

           Cash flows used by operating activities were $1,284,000 for the six months ended March 31, 1999 compared to cash provided of $3,738,000 for the six months ended March 31, 1998. The change is primarily a result of the net loss during the six months ended March 31, 1999 compared to a profit in the six months ended March 31, 1998, and a large decrease in accrued liabilities during the six months ended March 31, 1999, which related to the settlement of litigation in fiscal 1998.

           Investing Activities

           Cash flows provided by investing activities were $880,000 during the first six months of fiscal 1999, compared to cash used of $125,000 for the first six months of fiscal 1998. The difference is due to the release of funds from escrow in the first six months of fiscal 1999, partly offset by higher capital expenditures compared to the comparable period of fiscal 1998.

           Financing Activities

           Cash flows used for financing activities were $798,000 in the six month period ended March 31, 1999 compared to $264,000 in the six month period ended March 31, 1998. Principal payments against capital lease obligations were $829,000 for the six months ended March 31, 1999 compared to $578,000 for the six months ended March 31, 1998. Net proceeds from the issuance of stock pursuant to stock options and the Company's employee periodic stock purchase plan were $31,000 for the first six months of fiscal 1999 compared to $314,000 for the first six months of fiscal 1998.

           In August 1996, the Company entered into a one-year revolving line of credit agreement with Silicon Valley Bank. The Company renewed this credit agreement in August 1997 and November 1998. Under the current terms of the bank revolving line of credit, the Company can borrow the lesser of $7,000,000 or an amount determined by a formula applied to eligible accounts receivable, at a variable interest rate equal to the prime rate plus 0.25%. The revolving line of credit is secured by a security interest in the Company's assets, including intellectual property. The loan agreement requires the Company to meet certain profitability levels and to maintain certain financial ratios. The agreement requires profitability in the quarter ended March 31, 1999. However, the Company has received a waiver from Silicon Valley Bank for this covenant. With this waiver, the Company is in compliance with all covenants.
To date, the Company has not utilized the line of credit.


                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

           The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks. Other risks are presented elsewhere in this report.

PROPOSED MERGER WITH LSI LOGIC

           On February 22, 1999 LSI Logic Corporation (LSI) announced its intention to merge with SEEQ in a pooling of interest transaction. The proposed merger requires federal regulatory approval as well as a majority vote of SEEQ stockholders. Failure to complete the merger could result in material adverse effects to the Company. If the merger is completed, SEEQ stockholders would receive LSI shares according to a conversion ratio which may fluctuate with LSI stock price. Although SEEQ and LSI expect the merger to result in benefits, such benefits are dependent upon successful integration of the two companies' technology, operations and personnel, and may not occur. In the second quarter of fiscal 1999, the Company incurred investment banking, legal and accounting fees of $556,000 associated with its plans to merge with LSI. The Company expects to incur approximately $400,000 in merger related expenses in the third quarter of fiscal 1999. Additional investment banker fees of approximately $1.9 million will be paid by SEEQ only in the event that the merger is completed. The proposed combined company would continue to face the risks and uncertainties inherent in the semiconductor industry, as well as those specific to LSI. Investors are referred to the most recent report on Form 10-K filed by LSI.

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

DEPENDENCE UPON INDEPENDENT MANUFACTURERS AND ASSEMBLY SUPPLIERS

           All of the Company's products are currently manufactured to the Company's specifications by independent subcontractors, and the Company maintains no wafer manufacturing or assembly operations of its own. The Company currently utilizes semiconductor wafer manufacturing subcontractors located in South Korea, Japan, Taiwan and the United States. The Company also contracts with independent assembly suppliers located in Asia for the assembly of all of its products, and relies principally on one assembly contractor located in South Korea. As a result, all of the Company's products are manufactured by independent foundries and assembled by foreign assembly contractors. Consequently, the Company currently relies exclusively on the manufacturing, assembly and other resources of these independent manufacturers and assembly suppliers. Currently, certain of these independent manufacturers serve as the sole source for several of the Company's products. The Company's reliance on subcontractors to manufacture and assemble its products involves significant risks, including reduced control over delivery schedules, the potential lack of adequate capacity, reduced control over fluctuations in manufacturing yields, discontinuation or phase-out of such subcontractors' production processes, and potential misappropriation of proprietary intellectual property. There can be no assurance that the Company will not experience problems in timeliness, yields and quality of wafer deliveries from its wafer manufacturing subcontractors, each of which could have a material adverse effect on the Company's operations and operating results. In addition, although the Company has entered into manufacturing agreements with each of these independent manufacturers, there can be no assurance that such manufacturers will continue to manufacture products for the Company.

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

           The Year 2000 issue has the potential to disrupt the systems that perform the Company's business transactions including financial systems (general ledger, accounts payable, accounts receivable, and purchasing), order entry, inventory and production control, and material requirements planning. The Year 2000 issue could also disrupt the Company's personal computer applications, engineering workstations, product testing systems, telecommunications and network systems. The Company has performed a detailed inventory and assessment of these systems with respect to Year 2000 issues, and is in the process of modifying, upgrading and testing affected systems. Management believes that it has identified all of the significant internal systems related exposures, and expects to complete its Year 2000 testing by July, 1999.

           The Company believes that the most likely Year 2000 problem relates to the area of vendor dependencies. The Company is in the process of contacting critical outside vendors to determine that the vendors' operations, and the products and services they provide are Year 2000 compliant. If the Company determines that the vendor will not be compliant, the Company will attempt to seek alternative sources of products and services, where practicable. However, the Company does not have the resources to definitively determine the Year 2000 readiness of its vendors, and relies wholly on the written assurances of the vendors in this regard. Moreover, the Company believes that the greatest risk arises from infrastructure, i.e., power and water supplies, telecommunications, government services, and transportation supply chains, over which the Company has minimal influence. If critical suppliers fail to achieve compliance, the Company could be materially adversely affected.

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

LITIGATION

           On September 25, 1998, SEEQ settled a lawsuit filed by Level One Communications, Level One Communications, Inc. v. SEEQ Technology, Inc.. As part of the settlement the Company received a license to Level One's asserted technology, and both parties entered into an initial agreement not to sue or counter-sue each other for patent infringement or otherwise for a period of two years from the date of execution of the settlement agreement. None of the Company's product lines will be affected by the settlement, nor will any continuing royalty or fee obligation exist in the future with respect to Level One's asserted technology. The Company took a one-time charge for the settlement of $3,156,000 in the fourth quarter ending September 30, 1998. Settlement costs included a cash payment and common stock issuance to Level One. In September of 1997 and June 1995, the Company settled litigation with a former supplier and landlord, respectively. As of March 31, 1999 there was no litigation pending against the Company. However, there can be no assurance that such litigation will not arise in the future. Litigation is often highly complex, can extend for a protracted period of time, can involve substantial cost to the Company and may divert the attention of the Company's management and technical personnel, which can substantially increase the cost of such litigation. There can be no assurance that such costs and diversion of resources would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On February 25, 1999 an Annual Meeting of Stockholders was held. The following Directors were elected at this meeting:

                     Charles H. Giancarlo
                     Alan V. Gregory
                     Phillip J. Salsbury

           Other matter voted upon:

                                                                                  Votes
                                                            --------------------------------------------------
                                                            Affirmative           Negative             Abstain
                                                            -----------           --------             -------
           Ratify the appointment of                         29,146,347            112,143             42,716
           PricewaterhouseCoopers LLP as independent
           accountants of the Company for the fiscal
           year ending September 26, 1999


ITEM 5.    OTHER INFORMATION

           On February 21, 1999, the Company entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement") with LSI Logic Corporation ("LSI"), a Delaware corporation, and Stealth Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of LSI, pursuant to which LSI will acquire the Company. The Merger Agreement was amended on March 5, 1999 to make certain technical corrections to reflect the intent of the parties thereto. Pursuant to the Merger Agreement, each outstanding share of Common Stock, par value $0.01 per share, of the Company will be converted into the right to receive that number of shares of Common Stock of LSI equal to the Exchange Ratio. "Exchange Ratio" for purposes of the Merger Agreement means 0.1095; provided, that if the average closing sale price of one share of LSI's Common Stock as reported on the New York Stock Exchange for the ten (10) consecutive trading days ending on the trading day immediately preceding the closing date of the Merger (the "Average Price") is less than $24.00, Exchange Ratio shall mean the quotient determined by dividing 2.628 by the Average Price; provided, further, that if the Average Price is higher than $30.00, Exchange Ratio shall mean the quotient determined by dividing 3.285 by the Average Price.

                  The closing of the Merger is subject to approval by the stockholders of the Company.

                  The foregoing summary is qualified in its entirety by reference to the Merger Agreement, attached to the Company's report on Form 8-K/A as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             27.1 Financial Data

        (b) The Company filed a report on Form 8-K/A on March 5, 1999. The Company filed a report on Form 8-K on March 11, 1999. Both of these filings were pursuant to Item 5 (Other Information.)

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SEEQ TECHNOLOGY INCORPORATED
                                          (Registrant)



Dated:    May 11, 1999                    By:

                                          /s/ Phillip J. Salsbury
                                          -------------------------------------
                                          Phillip J. Salsbury
                                          President and Chief Executive Officer



Dated:    May 11, 1999                    By:

                                          /s/ Gary R. Fish
                                          -------------------------------------
                                          Gary R. Fish
                                          Vice President, Finance,
                                          Chief Financial Officer and Secretary

                               INDEX TO EXHIBITS

Exhibits
Number               Description
--------             -----------

27.1                 Financial Data